Form 10-Q
period 2008-09-30
China Power Equipment, Inc.
filed 2008-12-15
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147349
 (Commission file number)

CHINA POWER EQUIPMENT, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-5101287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6th Floor, Fei Jing International, No. 15 Gaoxin 6 Road
Hi-tech Industrial Development Zone Xi’an, Shaanxi, China 710075
 (Address of principal executive offices)

86-29-8831-0282\ 8831-0560
(Issuer’s telephone number)

                                                                        N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of December 12, 2008 there were 10,886,413 shares of common stock outstanding.

CHINA POWER EQUIPMENT, INC.

China Power Equipment, Inc.
Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

China Power Equipment, Inc.
Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current Assets
Cash	$789,929	$1,073,895
Accounts receivable, net	1,483,503	1,724,658
Advance to suppliers	883,539	232,277
Inventory, net (Note 3)	765,473	344,750
Other receivables	126,454	123,738
Prepaid expenses	204,873	133,988
Value-added tax recoverable	12,762	-
Total Current Assets	4,266,533	3,633,306

Related party receivables (Note 11)	43,105	153,696
Property, plant and equipment, net (Note 4)	3,156,727	3,054,139
Intangible assets, net (Note 6)	233,646	242,568
Long-term investment (Note 5)	241,107	898,445
Deposit on contract rights (Note 12)	1,312,891	1,230,500
Prepaid capital lease - related party (Note 9)	118,050	114,499
Total Assets	$9,372,059	$9,327,153

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$949,217	$1,087,476
Accrued liabilities	10,396	64,083
Salary and benefit payable	43,719	29,856
Accounts payable - related party (Note 11)	1,459	177,600
Income taxes payable (Note 7)	191,166	215,555
Advance from customers	300,763	149,850
Advance from investor	-	100,000
Other current liabilities	102,133	328,469
Note payable (Note 8)	58,351	1,100,614
Lease payable - current portion, related party (Note 9)	1,758	1,647
Total Current Liabilities	1,658,962	3,255,150

Long-term Liabilities
Lease payable - non current portion, related party (Note 9)	119,256	111,772
Total Long-term Liabilities	119,256	111,772

Stockholders' Equity
Preferred stock: par value $0.001 per share, 10,000,000 shares authorized;
92,500 shares issued and outstanding at September 30, 2008 and December 31, 2007	93	93
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
10,886,413 and 10,451,613 shares issued and outstanding at September 30, 2008 and December 31, 2007	10,886	10,452
Additional paid in capital	4,986,487	4,886,921
Statutory surplus reserve fund (Note 10)	38,629	38,629
Retained earnings	1,546,020	438,755
Accumulated other comprehensive income	1,011,726	585,381
Total stockholders' equity	7,593,841	5,960,231
Total Liabilities and Stockholders' Equity	$9,372,059	$9,327,153

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue, net	$2,239,265	$1,936,813	$6,805,514	$4,224,245
Cost of goods sold	(1,722,363)	(1,662,317)	(5,034,438)	(3,584,000)
Gross profit	516,902	274,496	1,771,076	640,245

Operating expenses:
Selling, general and administrative expenses	120,170	241,054	376,801	461,543
Bad debt expense	37,626	-	51,778	-
Depreciation expense	25,149	8,897	73,896	54,248
Amortization expense	8,391	5,945	24,654	17,588
Total operating expenses	191,336	255,896	527,129	533,379

Net income (loss) from operations	325,566	18,600	1,243,947	106,866

Other income (expenses)
Gain on investment	9,356	1,633	71,609	41,194
Other income	69,754	167	83,690	23,749
Other expenses	-	508	-	(20)
Interest income	764	2,856	3,231	4,315
Interest expense	13,637	(131,297)	(65,879)	(131,297)
Foreign exchange loss	-	-	(2,712)	-
Total other income (expense)	93,511	(126,133)	89,939	(62,059)

Net income (loss) before income taxes	419,077	(107,533)	1,333,886	44,807

Income taxes	133,953	43,864	226,621	66,925

Net income (loss) after income taxes	$285,124	$(151,397)	$1,107,265	$(22,118)

Foreign currency translation adjustment	17,474	78,753	426,345	185,033

Comprehensive income (loss)	$302,598	$(72,644)	$1,533,610	$162,915

Earnings per share - basic	$0.03	$(0.02)	$0.10	$-
Earnings per share - diluted	$0.02	$(0.02)	$0.07	$-

Weighted average common shares outstanding:
Basic	10,886,413	10,000,000	10,881,652	10,000,000
Diluted	14,908,313	10,000,000	14,903,552	10,000,000

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
		Restated
Cash Flows from Operating Activities
Net income	$1,107,265	$(22,118)
Adjustments to reconcile net income to net cash:
Depreciation expense	152,912	119,784
Amortization expense	24,654	21,263
Provision of bad debts	51,778	-
Gain on investment	(71,609)	(41,194)
Changes in operating assets and liabilities:
Accounts receivable	298,076	782,611
Advance to suppliers	80,416	(86,133)
Inventory	(397,721)	384,974
Other receivables	78,214	85,216
Prepaid expenses	(62,262)	5,869
Accounts payable	(179,271)	(221,762)
Accrued liabilities	(58,344)	106,714
Salary and benefit payable	11,709	16,389
VAT tax payable	(114,327)	(29,088)
Income taxes payable	62,790	(50,365)
Advance from customers	140,440	254,052
Other current liabilities	(243,029)	7,266
Net cash provided by (used in) operating activities	881,691	1,333,478

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(49,214)	(630,769)
Repayment from related parties	119,612	-
Net cash provided by (used in) investing activities	70,398	(630,769)

Cash Flows from Financing Activities
Repayment to related parties	(217,942)	-
Proceeds from issuing preferred stock	-	925,000
Advance from investor	-	100,000
Repayment to short term loans	(1,116,312)	(65,140)
Net cash provided by (used in) financing activities	(1,334,254)	959,860

Effect of exchange rate changes on cash and cash equivalents:	98,199	12,568

Increase (decrease) in cash and cash equivalents	(283,966)	1,675,137
Cash and cash equivalents, beginning of period	1,073,895	76,210
Cash and cash equivalents, end of period	$789,929	$1,751,347

Supplemental disclosure of cash flow information
Interest paid in cash	$112,051	$-
Income taxes paid in cash	$166,386	$-

Non-cash investing and financing activities:
Issuance of stocks for advance from investor	$100,000	$-
Dividend receivable from equity interest subsidiary	$72,962	$-
Reclass of long-term investment to advance to suppliers	$718,100	$-

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Power Equipment, Inc. (“China Power”) was incorporated in the State of Maryland on May 17, 2006 for the purpose of acquiring an existing company with continuing operations. China Power formed An Sen (Xi’an) Power Science & Technology Co., Ltd. (“An Sen”) which was granted a license as a wholly-owned foreign enterprise in the city of Xi’an under the laws of the People’s Republic of China (“PRC”) on November 3, 2006. An Sen is a wholly-owned subsidiary of China Power and a limited liability company organized under the laws of the PRC.

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (“the Agreement”) with Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into this agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. As discussed in Principles of Consolidation in Note 2, An Sen has been determined to have a controlling financial interest in Zhongxi as a result of the Agreement, allowing the accounts of Zhongxi to be consolidated with those of An Sen. Applying the rules of SFAS 141, Business Combinations, Zhongxi was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition resulting in the recapitalization of Zhongxi. Costs and expenses incurred by China Power and An Sen were made in anticipation of the transaction with Zhongxi and have therefore been pushed down and included in the consolidated financial statements.

Zhongxi was founded in Xi’an China under the laws of the PRC on June 29, 2004, and currently manufactures more than 40 different products, including silicon steel core and amorphous alloy core transformers and cores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of China Power, its wholly owned subsidiary An Sen, and Zhongxi, a contractually controlled entity (together “the Company”). An Sen controls Zhongxi through the Management Entrustment Agreement dated November 8, 2006.

Under the Management Entrustment Agreement,

1. Zhongxi agrees to irrevocably entrust the right of operation management and the responsibilities and authorities of its shareholders’ meeting and the board of directors to An Sen.
2.  The contents of the entrusted operation shall include but not be limited to the following:

1) An Sen shall be in charge of all aspects of Zhongxi’s operations; nominate and replace the members of Zhongxi’s board of directors, engage Zhongxi’s management staff and decide their compensation.

2) An Sen shall manage and control all the funds of Zhongxi.  The account of Zhongxi shall be managed and decided solely by An Sen.  The seals and signatures for such account shall be the seals and signatures of the personnel appointed and confirmed by An Sen.  All the cash of Zhongxi shall be kept in this entrusted account and shall be handled through this account, including but not limited to receipt of all Zhongxi’s business income, current working capital, recovered accounts receivable, etc., and the payment of all accounts payable and operation expenses, employee salaries and asset purchases, etc.

3) All the matters of Zhongxi, including internal financial management, day-to-day operation, external contact execution and performance, tax filing and payment, change of rights and personnel, etc., shall be controlled and managed by An Sen in all aspects.

4) An Sen shall enjoy all the other responsibilities and rights enjoyed by Zhongxi’s shareholders’ meeting in accordance with the Company Law and the articles of association of Zhongxi.

5) An Sen enjoys all the other responsibilities and rights enjoyed by Zhongxi’s board of directors.

As of November 8, 2006, the date the Management Entrustment Agreement became effective, the Company determined to consolidate the results of Zhongxi based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2. According to that issue, the execution of the Agreement is considered to be a business combination. Accordingly, Zhongxi was determined to be the accounting acquirer and the consolidation with China Power is considered to be a recapitalization of Zhongxi. Periods prior to the combination contain the accounts of Zhongxi and periods subsequent to the combination include the accounts of Zhongxi combined with those of China Power and An Sen. Assets and liabilities are recorded at their historical cost basis and the combination resulted in no gain, loss, or goodwill. All inter-company accounts have been eliminated in consolidation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

In concluding that the accounts of Zhongxi should be consolidated, the Company reviewed An Sen’s relationship with Zhongxi under the provisions of the Management Entrustment Agreement and determined that there was a controlling financial interest based on the criteria of EITF Issue No. 97-2 relating to the term of the Agreement; An Sen’s ability to exercise control over the operations of Zhongxi and the relationship with its employees and directors; and the fact that An Sen maintains a significant financial interest in Zhongxi.

EITF Issue No. 97-2 requires the term of the Agreement be at least the entire remaining life of Zhongxi or a period of 10 years or more. The Company determined that it met the term criteria because termination is prohibited by Zhongxi, making termination within the control of the Company.

In addition, the Company determined that the control criteria under EITF Issue No. 97-2 was met because the Agreement assigns to An Sen the charge of normal business operations as well as the ability to nominate and replace the board of directors, hire and fire management staff, and determine compensation.

Finally, the financial interest criteria under EITF Issue No. 97-2 require that An Sen be able to control the ability to sell or transfer the operations of Zhongxi and the income generated by Zhongxi. The Agreement specifically gives An Sen the responsibility of formulating plans regarding matters including merger, division, change of corporate form and dissolution of Zhongxi and assigns the income and operations of Zhongxi to An Sen.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Foreign Currency Translation
The functional currency of the Company is the United States dollar.  The functional currency of An Sen and Zhongxi is the RMB.  The reporting currency of the Company is the United States dollar.

The financial statements of An Sen and Zhongxi are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the nine months ended September 30, 2008 and 2007, the foreign currency translation adjustments to the Company’s comprehensive income were $426,345 and $185,033, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or market value.  Cost has been determined using the first-in, first-out method.  Inventory quantities on-hand is regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Plant and office building          20 years
Plant machinery             10 years
Office equipment                 5 years

Revenue Recognition
Revenue is recognized when product is shipped to customers and a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and cash collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers. The company is subject to value added tax (VAT) withholdings and payments. Sales are recorded net of VAT.

The material terms of the Company’s revenue generating agreements include the following.

Sales contract for Amorphous Metal Distribution Transformer Core:
Payment term: the goods shall be delivered after the payment is received from the buyer.
Responsibility of any breach: if the buyer cannot pay on time, the fine for any breach should be paid by the buyer, the fine is 20% of the part of the contract not executed.
Time for quality guarantee and raising an objection: within 10 days after receiving the goods.

Sales contract for transformer:
Method, time and venue for settlement: complete the payment within one week after tested and qualified.
The ownership of goods: will be transferred upon the shipping of goods.
Seller's obligation related to the quality: warranty for one year from delivery.

Shipping Costs
The Company’s shipping and handling costs are included in Selling, general and administrative expenses. For the nine months ended September 30, 2008 and 2007, the shipping costs were $9,253 and $6,992, respectively.

Intangible and Other Long-Lived Assets
Intangibles and other long-lived assets are stated at cost, less accumulated amortization and impairments.  The Company’s intangible assets are being amortized over their expected useful economic lives of 10 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Income Taxes
Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $74,590 and $20,725 at September 30, 2008 and December 31, 2007, respectively.

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

NOTE 3– INVENTORY

Inventory consists of:
	September 30, 2008	December 31, 2007
Raw materials	$565,846	$157,078
Work in progress	18,198	84,794
Finished goods	181,429	102,878
Less: provision for impairment loss
on inventory	-	-
Total inventory	$765,473	$344,750

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30, 2008	December 31, 2007
Plant and office building	$2,383,005	$2,233,460
Machinery and production equipment	1,526,629	1,383,928
Office equipment	3,789	3,551

Total	3,913,423	3,620,939

Less accumulated depreciation	(756,696)	(566,800)

Property, plant and equipment, net	$3,156,727	$3,054,139

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

NOTE 5 – INVESTMENT

Investment consists of:

	September 30, 2008	December 31, 2007
20% equity interest (a)	$241,107	$225,624
Investment Deposit (b)	-	672,821
	$241,107	$898,445

 (a) In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,006 (RMB1,090,000).  The equity method has been used for this investment for the nine months ended September 30, 2008 and fiscal year ended December 31, 2007, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) which is a related party of the Company. The balances for the investment including earnings from the investment as of September 30, 2008 and December 31, 2007 were $241,107 and $225,624, respectively. An evaluation had been performed by the company as of December 31, 2007 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the nine months ended September 30, 2008 and 2007:

Yan An Amorphous Alloy Transformer Co., Ltd

	Nine Months Ended September 30,
	2008	2007
Exchange rate	7.0183	7.67576
Sales	$3,082,875	$2,662,119
Gross profit	$564,166	$593,653
Income from continuing operations	$339,682	$205,972
Net income	$339,682	$205,972
20% investment earnings	$67,936	$41,194

Income statement items are translated at the average exchange rates for the periods; dividends receivable are translated at the period end exchange rates.

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2008 and December 31, 2007:

Yan An Amorphous Alloy Transformer Co., Ltd

	September 30, 2008		December 31, 2007
	RMB	USD	RMB	USD
Total assets	25,767,837	3,758,929	23,843,745	3,259,970
Total liabilities	15,914,295	2,321,526	13,874,196	1,896,911
Net assets	9,853,542	1,437,403	9,969,549	1,363,059
Zhongxis' 20% ownership	1,970,708	287,481	1,993,910	272,612
Ending balance of investment account	1,652,812	241,107	1,650,238	225,624
Difference	317,896	46,374	343,672	46,988

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

The difference of $46,374 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

The discount is amortized over 10 years, the estimated useful lives of Yan An’s equipment and machinery which are considered the hard to value assets. According to APB 18, paragraph 19 (b) “A difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary.” When consolidating with Yan An, an entry would be made to reduce the depreciable value of Yan An’s hard to value fixed assets by the discount amount in order to properly allocate the consideration paid to the fair value of assets received and liabilities assumed. The reduction in the book value of the newly acquired fixed assets would result in a lower depreciation expense over the future lives of those fixed assets than that shown on the books of Yan An. Consequently, the Company would recognize income that is slightly higher than its proportionate share of Yan An’s reported income, which exactly is the effect of amortizing the discount into income over the lives of the fixed assets acquired.

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd Shareholders’ List

	Shareholders’ Name	# of shares	%
1	Mr. Chang Ming	4,500,000	60.0%
2	Zhongxi	1,500,000	20.0%
3	Mr. Yang Shuchen	500,000	6.7%
4	Mr. Zhao Chongxiao	500,000	6.7%
5	Mr. Wang Xinyu	500,000	6.6%
	Total	7,500,000	100%

 (b) On October 25 2007, Zhongxi and Xi’an Yongchun Technology Development Limited signed an agreement to cancel the lease agreement signed between both parties in May 2005 through friendly negotiation. During November 2007, Xi’an Yongchun Technology Development Limited agreed to reclassify the total amount of $716,127 (RMB4,921,079) paid by Zhongxi in May 2005 as part of investment deposit for constructing a 5,000 tons amorphous alloy center together. On July 25, 2008, a termination agreement was signed by all parties to terminate the November 2007 agreement.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	September 30, 2008	December 31, 2007
Technical know-how	$218,816	$205,083
Amorphous Transformer Technique	116,701	109,378
Total	335,517	314,461

Less: accumulated amortization	(101,871)	(71,893)

Intangible assets, net	$233,646	$242,568

The intangible assets consist of two patents for the production technology of amorphous alloy transformers in China.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $145,877. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $116,701.  The technology is being amortized over 10 years based on useful life estimation.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $72,938. The technical know-how is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $33,552.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

NOTE 7 – INCOME TAXES

United States
The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no taxable income for the nine months ended September 30, 2008 and 2007, respectively. The applicable income tax rates for the Company for the nine months ended September 30, 2008 and 2007 are 34%.

PRC
The Company’s China operation is subject to a PRC 25% standard enterprise income tax based on its taxable net profit.  However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a 50% tax reduction for the years ended December 31, 2008, 2007 and 2006.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2008. There are no net operating loss carry forwards at September 30, 2008.

The provision for income taxes consists of the following:

	Nine Months Ended September 30,
	2008	2007
Current tax
- PRC	$226,621	$66,925
- Deferral tax provision	-	-

Total	$226,621	$66,925

NOTE 8 – NOTE PAYABLE

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,351 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2007. The company extended this loan for one year until December 27, 2008.

Future minimum principal payments are as follows:

For the Year Ended December 31:
2008	$58,351
Total	$58,351

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007
NOTE 9– CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd which is a former shareholder of Zhongxi.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $1,758 for the year ended December 31, 2008 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $138,628 was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $118,050 and $114,499 as of September 30, 2008 and December 31, 2007, respectively.

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:
2008	$1,758
2009	1,944
2010	2,150
2011	2,378
Thereafter	112,784
Less Current Portion	(1,758)
Long Term Portion	$119,256

NOTE 10 – STATUTORY SURPLUS RESERVE AND STATUTORY COMMON WELFARE FUND

As stipulated by the new Corporate Law of the PRC effective on January 1, 2006, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i. making up cumulative prior years’ losses, if any;

ii.  allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.  allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company has appropriated $38,629 as reserve for the statutory surplus reserve requirement as of September 30, 2008 and December 31, 2007.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $130,248 and $62,358 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Balance as of September 30, 2008
As of September 30, 2008, the Company was owed $43,105 from two of the Company’s shareholders and directors. The advances were non interest bearing and are payable on demand.

As of September 30, 2008, the Company owed $1,459 to related parties.  This balance included advances from two shareholders of the Company. The advances were non interest bearing and are payable on demand.

Related Party Balance as of December 31, 2007
As of December 31, 2007, the Company was owed $153,696 from four of the Company’s shareholders and directors. This balance included a receivable of $96,973 from Mr. Song Yongxing, the CEO of the company of which $91,604 represents a dividend distribution from the Company’s 20% equity investment that was directly paid to him during the fiscal year ended December 31, 2007. The advances were non interest bearing and are payable on demand.

As of December 31, 2007, the Company owed $177,600 to Zhongxi Zhengliu Dianlu Transformer Co., Ltd, a former shareholder of Zhongxi. The advances were non interest bearing and are payable on demand.

Related party transactions

$90,847 was recorded as rental income received from Zhongxi Zhengliu Transformers Co., Ltd which is a former shareholder of Zhongxi for the fiscal years ended December 31, 2007.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

Names and relationship of related parties	Existing relationships with the Company
Zhongxi Zhengliu Dianlu Transformer Co., Ltd	A former shareholder of Zhongxi

Mr. Song Yongxing	A shareholder and officer of the company

Mr. Xu Zewei	A shareholder of the company

Mr. Zhang Wei	A shareholder of the company

Ms. Feng Yarong	A shareholder of the company

Mr. Yu Xinzheng	A shareholder of the company

November 8, 2006 An Sen and Zhongxi entered into a Management Entrustment Agreement with Zhongxi granting An Sen the right to manage and control Zhongxi, receive the financial benefits and be exposed to the financial risks of Zhongxi. An Sen and Zhongxi share common officers and directors. As a result, the Management Entrustment Agreement was not entered into at an arm’s length basis because the parties to the agreement are under common control.

NOTE 12 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,312,891 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2009. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

NOTE 13 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock
As of December 31, 2007, the Company raised $925,000 in a private placement of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share which we issued together with an aggregate of 4,021,900 warrants to purchase our common stock at a purchase price of $1.00 per share.

Liquidation Preference of Preferred Stock
In case of the liquidation, the Preferred Stockholders are entitled to receive $10 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

The Warrants
The warrants entitle the holders to purchase up to the number of shares of Common Stock convertible from Series A Convertible Preferred Stock, an aggregate of 4,021,900 shares, at an exercise price of $1.00 per share. The warrants terminate on the third anniversary of the date on which the Warrants are issued.

Common Stock
As of September 30, 2008 the Company has 100,000,000 shares of common stock authorized and 10,886,413 shares issued and outstanding at par value $0.001 per share.

In January 2008, The Company issued 434,800 shares of Common Stock and Warrants to purchase 434,800 shares of common stock with an exercise price of $ 1.00 per share at the option of the Purchaser to one investor for $100,000.  The $100,000 was received from the investor before the year ended December 31, 2007.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

NOTE 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2008	2007
Basic net income per share:
Numerator:
Net income used in computing basic net income per share	$1,107,265	$(22,118)

Denominator:
Weighted average common shares outstanding	10,881,652	10,000,000
Basic net income per share	$0.10	$-

Diluted net income per share:
Numerator:
Net income used in computing diluted net income per share	$1,107,265	$(22,118)

Denominator:
Weighted average common shares outstanding	10,881,652	10,000,000
Weighted average common shares equivalents:
Convertible preferred stocks	4,021,900	-
Shares used in computing diluted net income per share	14,903,552	10,000,000
Diluted net income per share	$0.07	$-

NOTE 16 – RESTATEMENT

Subsequent to the issuance of the consolidated financial statements for the nine months ended September 30, 2007, the Company determined that certain errors existed in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Statements of Cash Flows with respect to gain on investment and other income classification. Originally, gain on investment was understated and recorded as other income. The Company recorded the understated gain on investment and reclassified those gain on investment into sub-caption “Gain on investment” included in other income (expenses). Accordingly, the gain on investment was added under operating activities of the cash flow. In addition, understated change in salary and benefit payable was corrected under operating activities.  These changes in the statement of cash flows had no impact on the total net cash flows reported for the period presented. Previously reported amounts compared with restated amounts are included in the following table.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended September 30,
	2007	2007
	Restated	Original
Revenue, net	$4,224,245	$4,224,245
Cost of goods sold	(3,584,000)	(3,584,000)
Gross profit	640,245	640,245

Operating expenses:
Selling, general and administrative expenses	461,543	461,543
Depreciation expense	54,248	54,248
Amortization expense	17,588	17,588
Total operating expenses	533,379	533,379

Net income (loss) from operations	106,866	106,866

Other income (expenses)
Gain on investment	41,194	-
Other income	23,749	40,138
Other expenses	(20)	(20)
Interest income	4,315	4,315
Interest expense	(131,297)	(131,297)
Total other income (expense)	(62,059)	(86,864)

Net income before income taxes	44,807	20,002

Income taxes	66,925	66,925

Net income after income taxes	$(22,118)	$(46,923)

Foreign currency translation adjustment	185,033	184,511

Comprehensive income	$162,915	$137,588

Earnings per share - basic and diluted	$-	$-

Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

China Power Equipment, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2007
	Restated	Original
Cash Flows from Operating Activities
Net income	$(22,118)	$(46,923)
Adjustments to reconcile net income to net cash:
Depreciation expense	119,784	119,784
Amortization expense	21,263	21,263
Provision of bad debts
Gain on investment	(41,194)	-
Changes in operating assets and liabilities:
Accounts receivable	782,611	782,611
Advance to suppliers	(86,133)	(86,133)
Inventory	384,974	384,974
Other receivables	85,216	85,216
Prepaid expenses	5,869	5,869
Accounts payable	(221,762)	(221,762)
Accrued liabilities	106,714	106,714
Salary and benefit payable	16,389	-
VAT tax payable	(29,088)	(29,088)
Income taxes payable	(50,365)	(50,365)
Advance from customers	254,052	254,052
Other current liabilities	7,266	7,266
Net cash provided by (used in) operating activities	1,333,478	1,333,478

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(630,769)	(630,769)
Net cash provided by (used in) investing activities	(630,769)	(630,769)

Cash Flows from Financing Activities
Advance from related parties
Proceeds from issuing preferred stock	925,000	925,000
Advance from investor	100,000	100,000
Repayment to short term loans	(65,140)	(65,140)
Net cash provided by (used in) financing activities	959,860	959,860

Effect of exchange rate changes on cash and cash equivalents:	12,568	12,568

Increase (decrease) in cash and cash equivalents	1,675,137	1,675,137
Cash and cash equivalents, beginning of period	76,210	76,210
Cash and cash equivalents, end of period	$1,751,347	$1,751,347

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Risk Factors,” that could cause actual results to differ materially from those in the forward-looking statements.

Overview

We design, manufacture and distribute amorphous alloy cores and power transformers in the People's Republic of China (“PRC”) that constitute the main component of a new generation of energy saving electrical power transformers.  In addition, we continue as a distributor of electrical power transformers and traditional steel silicon cores.  Currently, amorphous alloy cores and power transformers products represent about 94% of our current revenue and traditional steel silicon cores and transformers represent about the other 6% of our revenue. We expect that the amorphous alloy cores product will be our major product in the near future.

Our business is conducted primarily through our operating company, Xi’an Amorphous Alloy Zhongxi & Technology Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly foreign-owned entity” (“WOFE”) under Chinese law.

As of September 30, 2008 and December 31, 2007, we had accumulated earnings of $1,546,020 and $438,755, respectively. Between February 13, 2007 and May 30, 2007, we raised $925,000 in a private placement of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share which we issued together with an aggregate of 4,021,900 warrants to purchase our common stock at a purchase price of $1.00 per share.  The Series A Convertible Preferred Stock is convertible into 4,021,900 shares of our common stock, or 21.75% of our issued and outstanding stock on a fully diluted basis. We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the amorphous alloy cores production facilities. If we are unable to generate sufficient net cash from our operations to support the investment in the development of our amorphous alloy cores production facilities in the future, we may have to finance our operations from the current funds available or seek equity or debt financing from the capital market.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to receivable from customers, bad debts, inventory, investments, intangible assets, income taxes, financing operations, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, please see the discussion in the financial notes of the Consolidated Financial Statements.

We believe the following critical accounting policies rely on the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) 104. Revenue is recognized when product is shipped to customers and a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and cash collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers. The company is subject to value added tax (VAT) withholdings and payments. Sales are recorded net of VAT.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments. Significant judgment is required to assess whether the impairment is other-than-temporary. Our judgment of whether an impairment is other-than-temporary is based on an assessment of factors including severity of the impairment, expected duration of the impairment and forecasted recovery of fair value.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market value.  Cost has been determined using the first-in, first-out method. Inventory quantities on-hand is regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded.

Property and equipment

Property and equipment are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets.  We determined that our property and equipment with estimated lives as follows:

Plant and office buildings	20 years
Plant machinery	10 years
Office equipment	5 years

Changes in these estimates and assumptions could materially impact our financial position and results of operations.

Foreign Currency Translation

The functional currency of the Company is the United States dollar.  The functional currency of An Sen and Zhongxi is the RMB.  The reporting currency of the Company is the United States dollar.

The Company’s assets and liabilities are translated into United States dollars at the period-end exchange rate. Revenues and expenses are translated into United States dollars at weighted average exchange rates. Equity transactions are translated using historical rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Intangible and Other Long-Lived Assets

Intangibles and other long-lived assets are stated at cost, less accumulated amortization and impairments.  The Company’s intangible assets are being amortized over the expected useful economic life of 10 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. Changes in these estimates and assumptions could materially impact our financial position and results of operations.

Income Taxes

 We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Accounts Receivable

Accounts receivable includes billings for the products delivered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including our historical experience regarding the customers’ ability to pay and general economic conditions.

Equity investments

We account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or control using equity method. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. We invested $159,006 (using the exchange rate of RMB6.8551/1 USD as of September 30, 2008) or RMB1,090,000  in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence over the entity.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

Results of Operations

Revenue

	Three Months Ended September 30,
	2008		2007
	Revenue	%	Revenue	%
Amorphous Alloy Core	$1,370,989	62%	$1,110,319	58%
Amorphous Alloy Transformer	813,466	36%	799,734	41%
Traditional Steel Silicon Cores & Transformer	54,810	2%	26,760	1%
Total:	$2,239,265	100%	$1,936,813	100%

	Nine Months Ended September 30,
	2008		2007
	Revenue	%	Revenue	%
Amorphous Alloy Core	$3,752,293	56%	$2,017,525	48%
Amorphous Alloy Transformer	2,619,586	38%	1,304,906	31%
Traditional Steel Silicon Cores & Transformer	433,635	6%	901,814	21%
Total:	$6,805,514	100%	$4,224,245	100%

Total net revenues increased $302,452 or 16% and $2,581,269 or 61% during the quarter and the nine months ended September 30, 2008, respectively, compared to the same periods of 2007. This was primarily due to the increase in amorphous alloy core and transformer revenues as the result of increase in production.  The current market demand for amorphous alloy core and transformer is still high so that we are able to sell all that we can manufacture. During the quarter and the nine months ended September 30, 2008, amorphous alloy core revenues increased $260,670 or 23% and $1,734,768 or 86%, respectively, amorphous alloy transformer revenues increased $13,732 or 2% and $1,314,680 or 101%, respectively, traditional steel silicon cores and transformer revenues increased $28,050 or 105% and decreased $468,179 or 52%, respectively, compared to the same periods of 2007.

Cost of Goods Sold

	Three Months Ended September 30,
	2008		2007
	COGS	%	COGS	%
Amorphous Alloy Core	$1,048,901	61%	$880,848	53%
Amorphous Alloy Transformer	627,995	36%	754,011	45%
Traditional Steel Silicon Cores & Transformer	45,467	3%	27,458	2%
Total:	$1,722,363	100%	$1,662,317	100%

	Nine Months Ended September 30,
	2008		2007
	COGS	%	COGS	%
Amorphous Alloy Core	$2,786,226	55%	$1,709,926	48%
Amorphous Alloy Transformer	1,919,179	38%	1,043,661	29%
Traditional Steel Silicon Cores & Transformer	329,033	7%	830,413	23%
Total:	$5,034,438	100%	$3,584,000	100%

Costs of goods sold increased $60,046 or 4% and $1,450,438 or 40% during the quarter and nine months ended September 30, 2008, respectively, compared to the same periods of 2007. This was primarily due to the increase in costs of amorphous alloy core as a result of the increase in product sales. During the quarter and the nine months ended September 30, 2008, cost of amorphous alloy core increased $168,053 or 19% and $1,076,300 or 63%, respectively, cost of amorphous alloy transformer decreased $126,016 or 17% and increased $875,518 or 84%, respectively, cost of traditional steel silicon cores and transformer increased $18,009 or 66% and decreased $501,380 or 60%, respectively, compared to the same periods of 2007.  The decrease in the cost of amorphous alloy transformer for the quarter ended September 30, 2008 was due to the fact that we no longer contract out the manufacturing of amorphous alloy transformer which costs us more in raw material and contract labor. Instead, we only trade amorphous alloy transformer, i.e. we buy amorphous alloy transformer from a factory that offers the best price and sell to our customers. The same reason is for the decrease in the cost of traditional steel silicon cores and transformer for the nine months ended September 30, 2008, as we became only a distributor of those products earlier in the year.

Gross Profit

	Three Months Ended September 30,
	2008		2007
	Gross Margin	GM%	Gross Margin	GM%
Amorphous Alloy Core	$322,088	23%	$229,471	21%
Amorphous Alloy Transformer	185,471	23%	45,723	6%
Traditional Steel Silicon Cores & Transformer	9,343	17%	(698)	(3)%
Total:	$516,902	23%	$274,496	14%

	Nine Months Ended September 30,
	2008		2007
	Gross Margin	GM%	Gross Margin	GM%
Amorphous Alloy Core	$966,067	26%	$307,599	15%
Amorphous Alloy Transformer	700,407	27%	261,245	20%
Traditional Steel Silicon Cores & Transformer	104,602	24%	71,401	8%
Total:	$1,771,076	26%	$640,245	15%

Gross margin increased $242,406 or 88% and $1,130,831 or 177% during the quarter and the nine months ended September 30, 2008, respectively, compared to the same periods of 2007. This was primarily due to the increase of gross margin for amorphous alloy cores and transformer. In 2007, our market strategy was to gain the market shares for amorphous alloy core products. We sold amorphous alloy core products at below market price in order to increase the market shares. It is the reason for lower than expected gross margin for the amorphous alloy core products in the quarter and the nine months ended September 30, 2007. In 2008, we started to sell amorphous alloy core products at higher price, thus the increase in the gross margin in the quarter and the nine months ended September 30, 2008.  Also in 2008, we started to trade amorphous alloy transformer and traditional steel silicon cores and transformer instead of buying raw materials and contracting out the manufacturing of those products.  So we negotiated better purchase price with our transformer supplier which is the reason for the increase in the gross margin for amorphous alloy transformer and traditional steel silicon cores and transformer in the quarter and nine months ended September 30, 2008.  During the quarter and the nine months ended September 30, 2008, gross margin for amorphous alloy core increased $92,617 or 40% and $658,468 or 214%, respectively, gross margin for amorphous alloy transformer increased $139,748 or 306% and $439,162 or 168%, respectively, gross margin for traditional steel silicon cores and transformer increased $10,041 or 1439% and $33,201 or 46%, respectively, compared to the same periods of 2007.

Selling, General and Administration Expenses

	Three Months Ended September 30,
	2008	2007
Selling, general and administrative expenses	$120,170	$241,054

	Nine Months Ended September 30,
	2008	2007
Selling, general and administrative expenses	$376,801	$461,543

Selling, general and administrative expenses decreased by $120,884 or 50% and $84,742 or 18% during the quarter and the nine months ended September 30, 2008, respectively, compared to the same periods of 2007. It was mainly due to the decreases in sales and administrative personnel expenses and facilities related expenses, partially offset by increases in local taxes and employee welfare expense.

Bad Debt Expenses

	Three Months Ended September 30,
	2008	2007
Bad debt expenses	$37,626	$-

	Nine Months Ended September 30,
	2008	2007
Bad debt expenses	$51,778	$-

We accrued $37,626 and $51,778 for allowance for doubtful accounts for the quarter and the nine months ended September 30, 2008, respectively. Bad debt reserves are maintained for all customers based on variety of factors according to SFAS 5, including our experience regarding the customers’ ability to pay and general economic conditions. We also based on the assessment for each individual customer’s credit to determine the amount of accrual for the allowance for doubtful accounts.

Gain on investment

	Three Months Ended September 30,
	2008	2007
Gain on investment	$9,356	$1,633

	Nine Months Ended September 30,
	2008	2007
Gain on investment	$71,609	$41,194

Gain on investment for the quarter and the nine months ended September 30, 2008 increased $7,723 or 473% and $30,415 or 74%, respectively, compared to the same periods of 2007 which was due to more earnings on the 20% equity method investment. We invested $159,006 (using the exchange rate of RMB 6.8551/1 USD as of September 30, 2008) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence on the entity.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the nine months ended September 30, 2008 and 2007:

Yan An Amorphous Alloy Transformer Co., Ltd
	Nine Months Ended September 30,
	2008	2007
Exchange rate	7.0183	7.67576
Sales	$3,082,875	$2,662,119
Gross profit	$564,166	$593,653
Income from continuing operations	$339,682	$205,972
Net income	$339,682	$205,972
20% investment earnings	$67,936	$41,194

Income statement items are translated at the average exchange rates for the periods; dividends received are translated at the period end exchange rates.

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2008 and December 31, 2007:

Yan An Amorphous Alloy Transformer Co., Ltd
	September 30, 2008		December 31, 2007
	RMB	USD	RMB	USD
Total assets	25,767,837	3,758,929	23,843,745	3,259,970
Total liabilities	15,914,295	2,321,526	13,874,196	1,896,911
Net assets	9,853,542	1,437,403	9,969,549	1,363,059
Zhongxis' 20% ownership	1,970,708	287,481	1,993,910	272,612
Ending balance of investment account	1,652,812	241,107	1,650,238	225,624
Difference	317,896	46,374	343,672	46,988

The difference of $46,374 was mainly due to the discount of RMB410,000 when Alloy Science  purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

Other Income

	Three Months Ended September 30,
	2008	2007
Other income	$69,754	$167

	Nine Months Ended September 30,
	2008	2007
Other income	$83,690	$23,749

We received $69,754 rental income and $13,936 local government subsidy as a high-tech enterprise in the nine months ended September 30, 2008, among which the $69,754 rental income was incurred in the quarter ended September 30, 2008. In the nine months ended September 30, 2007, we received $23,286 return on the short term investment and $463 other income, among which $167 other income was incurred in the quarter ended September 30, 2007.  The principal of the short term investment of RMB 1,180,000 was paid back to us at the end of 2006.

Interest Expenses

	Three Months Ended September 30,
	2008	2007
Interest expenses	$(13,637)	$131,297

	Nine Months Ended September 30,
	2008	2007
Interest expenses	$65,879	$131,297

Interest expenses decreased by $144,934 or 110% and $65,418 or 50% for the quarter and the nine months ended September 30, 2008, respectively, compared with the same periods of 2007. It was mainly due to the fact that the over-accrued interest expenses were adjusted in the third quarter according to the actual interest paid on the bank loan that was paid off in the third quarter of 2008.

Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income taxes	$133,953	$43,864	$226,621	$66,925

Our China operating company is subject to a PRC 33% standard enterprise income tax based on its taxable net profit in year 2007, and a 25% standard enterprise income tax in year 2008 (effective on January 1, 2008, the standard enterprise income tax rate was reduced to 25%). However, due to Zhongxi’s high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual exemptions for the years ended December 31, 2005 and 2004, and a 50% tax reduction for the years ended December 31, 2008, 2007 and 2006. The increases in the income taxes for the quarter and the nine months ended September 30, 2008 were mainly due to the increases in net income before income taxes as the result of increase in sales and other incomes and decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

We have funded our recent operations mainly through cash generated from operations. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. The following table is the summary of our liquidity and capital resources for the reported periods:

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$789,929	$1,073,895
Working capital	$2,607,571	$378,156
Stockholders' equity	$7,593,841	$5,960,231

The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$881,691	$1,333,478
Net cash provided by (used in) investing activities	70,398	(630,769)
Net cash provided by (used in) financing activities	(1,334,254)	959,860
Effect of exchange rate changes on cash and cash equivalents	98,199	12,568
Net increase in cash and cash equivalents	$(283,966)	$1,675,137

Operating activities:

For the nine months ended September 30, 2008, net cash provided by operating activities was $881,691. This was primarily due to the net income of $1,107,265, adjusted by non-cash related expenses including depreciation of $152,912, amortization of $24,654, provision of bad debts of $51,778, and non-cash related gain on investment of $71,609, offset by a net decrease in working capital items of $383,309. The net decrease in working capital items was mainly due to the increase in inventory of $397,721, decrease in accounts payable and accrued liabilities of $237,615, decrease of $114,327 in VAT tax payable and $243,029 in other current liabilities. The net decrease in working capital items was partially offset by the decrease of $298,076 in accounts receivable and the increase of $140,440 in advance from customers.

For the nine months ended September 30, 2007, net cash provided by operating activities was $1,333,478. This was primarily due to the net loss of $22,118, adjusted by non-cash related expenses including depreciation of $119,784, amortization of $21,263, and non-cash related gain on investment of $41,194, plus a net increase in working capital items of $1,255,743. The net increase in working capital items was mainly due to the decrease of $782,611 in accounts receivable and $384,974 in inventory, the increase of $254,052 in advance from customers and $106,714 in accrued liabilities. The net increase in working capital items was partially offset by the decrease of $221,762 in accounts payable.

Investing activities:

Net cash provided by investing activities was $70,398 for the nine months ended September 30, 2008. It was primarily due to the $119,612 repayment of advance to related parties offset by the acquisitions of plant equipment of $49,214.

Net cash used in investing activities was $630,769 for the nine months ended September 30, 2007. It was primarily attributable to the capital expenditures on building improvement and plant equipment of $630,769.

Financing activities:

Net cash used in financing activities was $1,334,254 for the nine months ended September 30, 2008.  It was primarily due to the $1,116,312 repayment to short-term loan and $217,942 repayment to related parties.

Net cash provided by financing activities was $959,860 for the nine months ended September 30, 2007. It was primarily due to the proceeds of $925,000 from the issuance of preferred stocks and $100,000 advance from investor offset by the repayment to short term loan of $65,140.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the nine months ended September 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POWER EQUIPMENT, INC.

December 12, 2008	By:	/s/ Yongxing Song
Name: Yongxing Song Title: Chief Executive Officer and President (Principal Executive Officer)

December 12, 2008	By:	/s/ Elaine Lanfeng Zhao
Name: Elaine Lanfeng Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)