Form 10-K
period 2008-12-31
China Power Equipment, Inc.
filed 2009-03-31
CIK 1418134

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number 000-51379

CHINA POWER EQUIPMENT, INC.
 (Name of small business issuer in its charter)

Maryland	20-5101287
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

6th Floor, Fei Jing International, No. 15 Gaoxin 6 Road Hi-tech Industrial Development Zone Xi’an, Shaanxi, China 710075
(Address of principal executive offices)

Issuer’s telephone number, including area code 86-29-8831-0282/8831-0560

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐ Accelerated Filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (7,586,740 shares) based on the price of $0.23 at which the registrant’s common stock was last sold, was $1,744,950. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2009, there were outstanding 14,908,313 shares of the registrant’s common stock, par value $.001 per share.

Documents incorporated by reference: None.

China Power Equipment, Inc.

Form 10-K

PREDICTIVE STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute predictive statements. Such predictive statements involve known and unknown risks, uncertainties and other factors which may cause deviations in actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. Such factors include, but are not limited to: market and customer acceptance and demand for our products; our ability to market our products; the impact of competitive products and pricing; the ability to develop and launch new products on a timely basis; the regulatory environment, including government regulation in the PRC; our ability to obtain the requisite regulatory approvals to commercialize our products; fluctuations in operating results, including spending for research and development and sales and marketing activities; and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission.

The words "believe, expect, anticipate, intend and plan" and similar expressions identify predictive statements. These statements are subject to risks and uncertainties that cannot be known or quantified and, consequently, actual results may differ materially from those expressed or implied by such predictive statements. Readers are cautioned not to place undue reliance on these predictive statements, which speak only as of the date they are made.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of March 25, 2009, US $1.00 = 6.8335 yuan.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

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

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (“the Agreement”) with Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into this agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. Zhongxi was founded in Xi’an China under the laws of the PRC on June 29, 2004, and currently manufactures more than 55 different products, including silicon steel core and amorphous alloy core transformers and cores.

Pursuant to the Agreement, An Sen has the right to manage and control Zhongxi, receive the financial benefits and is exposed to the financial risks of Zhongxi, including, without limitation, the assumption of any risk of loss from Zhongxi’s operations, the obligation to pay the outstanding liabilities of Zhongxi, including debt, if Zhongxi does not have sufficient cash on hand to do so, and any deficiencies if net assets are less than registered capital as a result of any losses. While neither China Power nor An Sen will co-sign Zhongxi contracts, An Sen will continue to be exposed to the financial risks of Zhongxi for its future obligations with third parties through the operation of Management Entrustment Agreement. Mr. Song, the legal representative for Zhongxi and Yarong Feng, the legal representative for An Sen, hold positions as directors and executive officers of each of An Sen and Zhongxi; therefore the Management Entrustment Agreement was not entered into at arm's length because the parties to the agreement were related prior to the transaction and under common control immediately thereafter. Under the Management Entrustment Agreement and pursuant to consent of the shareholders of Zhongxi, Zhongxi and its shareholders entrusted to An Sen its management rights, the rights and powers of its shareholders and board of directors, and the right to receive all of Zhongxi's profits in exchange for An Sen's assumption of the obligation to fund all operating losses and liabilities of Zhongxi. In addition, An Sen has the right to vote as if it holds 100% of the common stock of Zhongxi on all matters that are brought before Zhongxi's shareholders. As a result of entering into the Management Entrustment Agreement, An Sen has functional control over Zhongxi and for purposes of GAAP we can consolidate the financial results of Zhongxi. DeHeng Law Office, our PRC counsel, has advised us that in their opinion the Management Entrustment Agreement is legal and enforceable under PRC law. In the event of a breach of the Management Entrustment Agreement, as set forth in Article 5 of the Amended and Restated Management Entrustment Agreement annexed hereto as Exhibit 1.17, the breaching party is liable for monetary damages and there is no right of termination for breach.

To date, none of Zhongxi’s profits have been paid to An Sen, nor has Zhongxi paid any other fees to An Sen pursuant to the Management Entrustment Agreement as available funds have been used for working capital.

The Management Entrustment Agreement was utilized instead of a direct acquisition of the assets or common stock of Zhongxi, because of the lack of clarity in the implementation of current PRC laws regarding the use of a non-PRC entity’s equity as consideration to acquire a PRC entity’s equity or assets. This makes it highly uncertain, if not impossible, for a non-PRC entity (such as China Power) to use its equity to acquire a PRC entity (such as Zhongxi). While PRC law does allow for the purchase of equity interests in, or assets of a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of the equity or assets. Because the Company did not have sufficient cash to pay the estimated full value of all of the assets of Zhongxi, the Company, through An Sen, entered into the Management Entrustment Agreement in exchange for the right to exercise functional control over Zhongxi.

Neither China Power nor An Sen have any operations or plan to have any operations in the future other than acting as a holding company and management company for Zhongxi and raising capital for its operations. However, we reserve the right to change our operating plans regarding China Power and An Sen.

BUSINESS OVERVIEW

We are a holding company. Through our wholly owned subsidiary An Sen and our affiliated operating company Zhongxi, we engaged in the in the manufacture and distribution of electric power transformers and amorphous cores in the PRC.

Amorphous alloy core enables manufacturers of electric power transformers to take advantage of the burgeoning energy saving market in the PRC by reducing power loss through improved conductivity of the core. Zhongxi utilizes proprietary, patented technology to design, manufacture and sell its amorphous alloy transformer cores, which we believe gives its product a number of advantages over their PRC competitors.

The business of Zhongxi is concentrated in areas within the growing PRC energy saving market.

PRODUCTS

Zhongxi designs, manufactures and distributes amorphous alloy cores in the PRC that constitute the main component of a new generation of energy saving electrical power transformers. In addition, Zhongxi continues its legacy businesses as a distributor of electrical power transformers and manufacturer of traditional steel silicon cores. While approximately 5.53% and 20% of our sales were from traditional steel core transformers in 2008 and 2007 respectively, Zhongxi expects that these will be significantly reduced by 2010 as sales or its amorphous alloy transformer cores increase.

Zhongxi currently manufactures more than 55 different products, including silicon steel core and amorphous alloy core transformers and cores. The following table outlines Zhongxi’s major product lines.

Product Name	Product Code	Description
Silicon steel core transformer	S9 series, S9-M series	S9 series are the 3-phase oil- immersed transformers with voltages of 10 KV and 35 KV, S9-M series are the oil seal transformers with voltages of 10 KV and 35 KV

Amorphous alloy core transformer	SH11 series	SH11 series are the 3-phase oil- immersed amorphous alloy core transformers with voltage of 10 KV and capability of 5~630 KVA

	DH11 series	DH11 are the 1-phase dry amorphous alloy core transformers with voltage of 10 KV and capability of 5~100 KVA

Amorphous alloy core	SH11, DH11	The amorphous alloy cores for SH11 and DH11 series

China's transformer market is extremely competitive with several high profile participants. Additionally the rising price of raw materials results in relatively narrow margins for our transformer products. However, the amorphous alloy core products are currently in short supply and this sector is less competitive than transformer manufacturing in China. As a result, our management has made a strategic business decision to cause Zhongxi to exit the direct manufacturing of transformers, and to emphasize amorphous alloy core manufacturing to achieve a larger share of the amorphous alloy core market.

Amorphous Alloy Transformers Core Products

Zhongxi uses a patented, innovative production technology of amorphous alloy transformers cores. The underlying technology relies on the electrical and magnetic properties of amorphous alloy materials. Amorphous alloys exhibit conductivity properties that are far superior to silicon steel sheets which are used in traditional power transformers. As a result, Zhongxi believes that an amorphous alloy transformer can result in energy savings for its customers. In addition, our manufacturing process used to fabricate amorphous alloy transformer cores is simpler than traditional process used to fabricate the traditional silicon steel transformer cores.

The amorphous alloy ribbon, the key raw material used in our manufacturing process, utilizes flat plate flow liquid state chilling technology in order to make the molten alloy steel. The molten alloy steel is then put through a super-freezing process where the cooling speeds are up to one million degrees per second. The micro-mechanism of the resulting metal possesses long range unordered glass state features, completely different from traditional metal alloy material. The resulting amorphous metal is characterized by high intensity, high saturation induction density, high magnetic permeability, rigidity, anticorrosion, wearability, resistivity, low coercivity, low loss, good frequency characteristics and temperature characteristic and good tenacity together with improved electromechanical coupling coefficients, thermal conductivity, and surfactivity. These qualities significantly improve the operational efficiencies of electrical power transformers. We believe this new material will replace silicon steel and permalloy, and will be extensively used in transformer, mutual-inductor, reactance unit, and similar products to further electronic product miniaturization, high frequency, high efficiency, environment protection and energy-saving, which is superior when compared with traditional core materials.

A series of Chinese government regulations have encouraged the use of amorphous alloy core transformers since 1998 because of their energy saving properties. These regulations specified new energy codes for the manufacture and sale of transformers, setting stricter regulations regarding a transformer's maximum energy consumption limit. In 1998 the Chinese government confirmed the policy of proposing domestic amorphous alloy materials and transformers. In 2000 the Chinese government listed the amorphous alloy transformer as important environmental protection product. In 2005 the Chinese government listed energy saving transformer as an industry encouraged by the nation. In the “Eleventh Five Year Plan” announced in 2006, the Chinese government set up the goal for all the local governments to reduce energy consumption by 20%. We believe that the 2006 announcement has contributed to recent increases in the valuation of companies producing products and services in the energy saving industry throughout the PRC.

Currently there are 40 amorphous alloy transformer manufactures in China, of which only eight companies have large scale production capabilities. These eight companies have produced between 210 kVA to 250 kVA per year, which is 1%-2% of the total output of the industry.

Exit Strategy For Transformer Business.

Zhongxi has outsourced the production of traditional steel core transformers to Xi’an Zhongxi Zhengliu Dianlu Transformer Factory Ltd. in order to be able to allocate its resources to producing amorphous alloy cores and to reduce the impact of this transition on our earnings. On September 10, 2004 Zhongxi leased facilities owned by Xi’an Zhongxi Zhengliu Dianlu Transformer Factory Ltd. in order to manufacture traditional steel core transformers for an initial fee of RMB 30,000 plus RMB 100,000 per year in rent payable after Zhongxi completed certain agreed upon leasehold improvements (the “2004 Lease”). The term of the 2004 Lease runs from the execution date to 2028, with a 10 year option to renew by Zhongxi. The agreement can be terminated by mutual agreement or the parties with provisions that provide that a breaching party will owe a non-breaching party 10% of the lease fee in liquidated damages. On March 25, 2006, in order to transform its primary business to the manufacturing of amorphous alloy cores, Zhongxi subleased (the “2006 Sub-Lease”) its manufacturing facilities back to Xi’an Zhongxi Zhengliu Dianlu Transformer Factory Ltd. for RMB 500,000 per year for a period of three years ending on March 31, 2009. During term of the 2006 Sub-Lease, no rental payments will be due under the 2004 Lease. Under the terms of the 2006 Sub-Lease, Zhongxi Zhengliu will give priority to the steel core transformers ordered by Xi’an Zhongxi. Zhongxi Zhengliu is responsible for all of the costs and expenses related to the operation of the manufacturing facility. Upon termination of the 2006 Sub-Lease, Xi’an Zhongxi Zhengliu Dianlu transformer Factory Ltd. has a right of first refusal to release the facilities from Zhongxi and manufacture steel core transformers for Zhongxi upon the same terms and conditions as in the 2006 Sub-Lease in the event that Xi’an Zhongxi decides to continue to outsource these operations. In the event that Zhongxi Zhengliu Dianlu Transformer Factory Ltd. does not exercise its right of first refusal, the 2006 Sub-Lease terminates and the provisions of the 2004 Lease continue to apply. We will continue to receive revenue from our current products while we build revenue from the manufacturing of amorphous alloy core transformers. We believe that Zhongxi will be able grow at a faster rate by manufacturing amorphous alloy core transformers rather than continuing the production of traditional steel core transformers.

Market For Zhongxi’s Products

PRC government analysts estimate that China is the second largest economy in the world with the fastest growth rate of any country for the past three years. The Chinese government has instituted various programs necessary to build the country's infrastructure in order to support rapid economic expansion; however, China faces numerous challenges, both domestically and from the international community.

In its early efforts to promote China's role as a "world power", the PRC government has historically supplemented energy company revenues, artificially keeping energy costs low which resulted in abuses of resources and contributed to inefficiencies in the system. According to PRC government statistics, China is the world's second largest consumer of electricity. With a heavy reliance on coal and other inefficient methods of generating electricity which are generally harmful to the environment, China has received increasing scrutiny from the international community. On July 3, 2006, the International Energy Agency called for China to "revamp its electric power industry," noting that "waste and inefficiency contributed to the need for the country to add enough new, coal-fired power plants every two years to equal the entire electricity generation capacity of France or Canada." The report describes the PRC’s need to make existing power grids more efficient in addition to adding additional sources of power and by doing so can save the country significant expenditures on additional power plants.

According to the National Development and Reform Commission (NDRC), China's power supply and demand was to be "in general balance" in the second half of 2006, reversing the situation of power supply shortages since June 2002. The power supply hit 817.53 million megawatts in the January to April period of 2006, up 11.1 percent from the prior year, while consumption was 846.66 million megawatts, up 12.3 percent from the prior year.

According to PRC official estimates, China's power consumption will reach 3,092 billion kilowatt-hours by 2010. Installed generating capacity is required to reach about 680 million kilowatts in order to accommodate this growth. By 2020, the power consumption is expected to reach 4,600 billion kilowatt-hours and the corresponding generating capacity will reach 1 billion kilowatts, according to the State Grid Corporation of China.

The PRC's Eleventh Five-Year Plan calls for an overall reduction in energy consumption by 20% compared with the previous five years. The government has identified this goal and put it on the agenda as a strategic issue that concerns society and enterprise development.

We believe that China's expansion of its power grid system has created a huge market demand for the highly efficient amorphous alloy core transformers because of pressure from the government to develop energy programs that are efficient. A series of new laws have been promulgated by various departments of state to guide and encourage the development of energy efficient products. We believe that our amorphous alloy based products are geared to take advantage of the new industrial policy and will be supported by the government. In addition, because China Power is located in a high-tech development zone, it is subject to a series of preferential treatments by the local and state government.

Based on the foregoing, management of Zhongxi believes that demand for transformers will continue to increase for the foreseeable future and the demand for energy-efficient transformers such as theirs will increase at a greater rate than traditional core transformers.

Customers Of Zhongxi

Zhongxi’s customers include state power authorities, large electrical equipment suppliers to the electrical power industry and other transformer manufacturers.

Marketing Strategy Of Zhongxi

Management of Zhongxi recognized the significant benefits of amorphous alloy transformers and cores, and in light of the anticipated future demand, has begun a transition to focus its efforts on the manufacture of amorphous alloy components. Zhongxi is experiencing significant growth in demand for our products in this area and is one of three companies in China with the ability to manufacture the amorphous alloy cores for large scale production. Management of Zhongxi will target the following market sectors for our amorphous alloy transformers and cores and anticipates demand for the products as outlined below:

•	RURAL AREAS: Due to the national power grid reinforcement we forecast an annual demand of at least 1.5 million units over the next three years.

•
URBAN AREAS: Based on the need for power grid reinforcement, real estate development, and infrastructure construction, we forecast demand of more than 1.2 million units annually over the next three years.

•	OIL FIELDS, MINES, AND RAILWAYS: Due to rapid growth in these sectors, we forecast annual demand of 1.5 million units or more over the next three years.

Zhongxi’s management believes that its decision to focus on the market for transformer cores will enable it to better establish a leadership position in the market and to participate in this growth on a broad scale.

Zhongxi has a multi-pronged strategy designed to establish China Power as a leader in the global amorphous alloy transformer/core market. Zhongxi is pursuing the opportunity to obtain the exclusive right to supply amorphous alloy transformer cores to the provincial government of Fujian Province, China. It plans to use its relationship with Fujian Province as a model of cooperation with local governments in the future in order to win market share.

China's transformer market is extremely competitive, with several high profile participants. In addition, the rising price of raw materials creates additional pressures on margins for this product line. As opposed to the competitive transformer market, management of Zhongxi believes that the amorphous alloy core market consistently experiences supply shortages and has fewer competitors in China. As result, Zhongxi made a strategic business decision to leave the business of direct manufacturing of transformers, in order to emphasize amorphous alloy core manufacturing to achieve a larger share of this growing market.

Zhongxi has completed the first phase of this transition plan which is to shift our manufacturing capabilities to amorphous alloy and building stockpiles of the main ingredient used in the core manufacturing process, namely amorphous alloy. Going forward, we plan to strengthen our sales and marketing efforts, build relationships with appropriate state and national government agencies, and establish relationships with additional major transformer manufacturers.

Zhongxi will not leave its existing traditional transformer business altogether; rather it will subcontract the manufacturing of transformers to third parties and act as a distributor.

In conjunction with our shift from transformer to amorphous core production, Zhongxi intends to increase its overall manufacturing capabilities. At present, Zhongxi is not always able to satisfy market demand in our traditional transformer business and has to reject orders due to capacity limitations. The same is true of its core manufacturing business where capital limitations have resulted in amorphous alloy strip inventory at approximately 30 tons - sufficient to produce 110 units of 100kVA amorphous transformers, causing us losses of some large orders. In addition to inconveniencing customers, this shortage is affecting its ability to generate additional revenue and income. While Zhongxi’s management believes that its inability to fill orders has not currently hurt customer loyalty significantly due to the overall market demand, its management is concerned that a continued inability to fill orders for cores over the long term may result in the permanent loss of customers.

On November 11, 2007, Zhongxi entered into a Cooperative Manufacturing Agreement, in connection with the expansion of its amorphous alloy cores, Zhongxi established  a manufacturing joint venture with Xi’An Yongchun Science & Technology Co., Ltd., Zhejing Lvneng Electric Co., Ltd. and Xinzhi Chai who contributed 50%, 20%, 20% and 10% respectively of a total investment of RMB 30,000,000 in registered capital in order to design, develop and manufacture amorphous cores which will be sold by Zhongxi. On July 25, 2008, the agreement was terminated by all of the parties, without any liability of one party to the other, because the partners could not fund the joint venture. Zhongxi’s contribution was mostly spent on fixed assets which purchases were recorded in Zhongxi’s name. Zhongxi plans to eventually claim possession of these assets .

In addition, Zhongxi plans to sublease our existing transformer manufacturing facility in order to increase working capital allocated to manufacturing our amorphous transformer core products. This additional working capital will be utilized primarily to increase the Company's inventory of amorphous alloy strip and to add additional test equipment. Zhongxi’ management believes that by successfully re-allocating its capital, it will establish more dependable delivery records and establish a competitive advantage where before it was at risk. This will provide Zhongxi with the opportunity to increase our revenues.

Zhongxi intends to continue to develop new products to improve transformer efficiency and meet customer and market demand.

Once Zhongxi is able to secure sufficient manufacturing capacity, it expects to pursue markets outside of China.

Zhongxi’s management believes that South Korea presents an opportunity for it to enter into a new market with a very substantial demand for amorphous transformers due to its government policy at least 3% of all newly-installed power transformers to be amorphous core transformers. Zhongxi’s amorphous transformer has entered and passed the testing phase for the Korean electricity network.

Raw Materials And Principal Suppliers Of Zhongxi

Zhongxi’s amorphous alloy cores have three main raw materials: amorphous alloy ribbon, silicon steel sheet and epoxy resin. Except for amorphous alloy ribbon these materials are currently readily available in its domestic or the international market.

The current supplier of raw amorphous alloy strip for manufacturing amorphous alloy core is Hitachi Metals Co., Ltd., which is the biggest manufacturer of amorphous alloy strip in the world. Zhongxi has taken steps to build a strong relationship with Hitachi, in order to be able to purchase sufficient amounts of the product to meet its needs. Notwithstanding the fact that the supply of Hitachi's amorphous alloy strip is exceeded by the global demand for its product, we believe our relationship with Hitachi will generally permit us to purchase sufficient amounts of material to keep up with our demand. We expect that a new source of amorphous alloy ribbon will soon be available from China An Tai Technology Co., Ltd. We have signed an agreement with China An Tai Technology, where we have been given priority to purchase amorphous alloy ribbon products.

COMPETITION OF ZHONGXI

While many manufacturers are capable of producing traditional transformers, fewer than 20 manufacturers in China have the technology to produce amorphous alloy core transformers and only four are capable of large scale production. As for the production of amorphous alloy cores, Zhongxi is one of only three major manufacturers in China. The other two are Shanghai Zhixin Electric Co., Ltd. and Beijing Zhong Ji Lian Gong Co., Ltd.

Comparative data for Zhongxi and our two main competitors in the amorphous and steel core business is set forth in the table below:

	China Power	Shanghai Zhixin Electric Co.Ltd	Beijing Zhong Ji Lian Gong Co., Ltd.
Time of Establishment	2004	1998	2005
Sales revenues of 2008 (RMB) (1)	65,406,798	1,000,000,000	82,541,025
Sales revenues of 2008 (U.S. dollar)	9,394,491	143,631,728	11,855,510
Sales area	national	national	national
Annual production capacity	1000 ton	6000 ton	3000 ton
(1)
2008 sales revenues for Shanghai Zhixin Electric Co.Ltd were estimated based on its sales revenue data up to June 30, 2008 because their audited year-end of 2008 financial statements have not been yet made available.

While Zhongxi’s competitors are larger than it, we believe it has a number of advantages over its competition. Its patented Consecutive Anneal Stove For AMDT Core, permits it to produce its cores at a lower cost than its competitors which we believe will permit it to price its product lower than competitors but keep higher margins. In addition, we believe that its experience as a transformer manufacturer will permit it to offer better service and products that are better designed to meet its customer's needs. Zhongxi’s management also believes that its competitors are totally dependent on imported amorphous alloy ribbon as raw materials while it has taken steps to learn how to use amorphous alloy ribbon obtained from domestic sources which will relieve the supply shortage and reduce a bottleneck to our manufacturing process which Zhongxi’s management expects will continue to plague its competitors.

RESEARCH AND DEVELOPMENT ACTIVITIES

Research and development has been and continues to be a chief component of Zhongxi’s strategy and it has strong independent research and development abilities. Zhongxi has three Chinese national patents: one for a 3-phase oil-immersed amorphous alloy transformer, patent number ZL01212922.4, another for a dry type transformer, patent number ZL98234558.5 and a third one for a Consecutive Anneal Stove For AMDT Core, patent number ZL200620078995.4. Zhongxi’s use of advanced equipment, a three-stage continuous annealing furnace, positively impacts product quality.

Zhongxi's leading researcher, Mr. Xu Zewei, is one of the forerunners in the research of amorphous alloy core transformers in China. He has extensive research experience in electric-magnetism and has initiated and participated in over twenty research projects and made ground-breaking discoveries. Zhongxi's research team consists of PhDs and graduate students who have decades of experience in transformer design and development. The Company is also dedicated to bringing new talents to the group; the newcomers have successfully served to keep the research team at the leading edge of power transformer research and development.

On April 4, 2005 Zhongxi entered into the Technology Development (Entrust) Contract with Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd. to develop improvements on machinery used to produce Amorphous Alloy Transformer Cores for RMB 500,000 ($72,948). Zhongxi owns all of the improvements and designs.

On September 2, 2004, Zhongxi purchased certain key technical know-how from Alloy Science in exchange for the payment of RMB 1,000,000 ($145,896). The agreement transferred rights to designs of the SH-11, DH-11 and S11-M.R oil immersed coil amorphous alloy distribution transformers.

We have 7 full-time employees and 3 part-time employees engaged in the company-sponsored research and development efforts for the year ended December 31, 2008. We expended RMB 600,000 ($78,769) on R&D activities, during fiscal year 2007. For fiscal year 2006, we hired 5 full-time employees and 3 part-time employees for R&D activities and we recorded RMB 500,000 ($62,642) on R&D activities.

INTELLECTUAL PROPERTY

Trademarks.

No registered trademarks.

Patents.

Zhongxi has three Chinese national patents: one for a 3-phase oil-immersed amorphous alloy core transformer, patent number ZL01212922.4, another for a dry type transformer, patent number ZL98234558.5 and a third for a Consecutive Anneal Stove For AMDT Core, patent number ZL200620078995.4.

Domain Names.

Zhongxi owns and operates a website under the internet domain name http://www.xafjkj.com.

Government Regulation

Zhongxi is not subject to any requirements for governmental permits or approvals or any self regulatory professional associations for the manufacture and sale of amorphous alloy transformer/core. Zhongxi is not subject to any significant government regulation of the business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

Compliance With Environmental Laws

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, which causes Zhongxi’s operations to be subject to the PRC environmental laws.

Risk Of Loss And Product Liability Insurance

Delivery of Zhongxi’s products is arranged by Zhongxi. Usually, Zhongxi delivers its products primarily through logistics companies. Its current shipping companies include Shaanxi Juzhi Logistic, Ltd., Xi'an Haina Logistic Company and Xi'an Zhonglu Logistic Company. Its standard shipping agreements require the shipping companies to purchase shipping insurance at their costs and to bear the risk of loss in shipping.

Zhongxi currently does not carry any product liability or other similar insurance, nor does Zhongxi have property insurance covering our plants, manufacturing equipment and office buildings. While product liability lawsuits in the PRC are rare and Zhongxi has never experienced significant failures of its products, we cannot assure you that Zhongxi would not face liability in the event of any failure of any of its products.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, before making a decision to purchase our common stock. You should only purchase our common stock if you can afford to lose your entire investment.

An Investment In Our Common Stock Involves A High Degree Of Risk. You Should Carefully Consider The Risks Described Below And The Other Information Contained In This Prospectus Before Deciding To Invest In Our Common Stock.

The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, and/or operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

We Do Not Have Any Equity Ownership Interest in Zhongxi, Our Operating Business, And Our Executives Are Also Affiliates of Zhongxi and An Sen, The Parties To The Management Entrustment Agreement.

We do not have any equity ownership interest in Zhongxi. We control Zhongxi through a Management Entrustment Agreement between Zhongxi and our wholly owned subsidiary An Sen. Both An Sen and Zhongxi are controlled by affiliates of Zhongxi and Alloy Science, including Mr. Song, our CEO and Chairman who holds approximately 44% of the shares of common stock of Zhongxi and 27% of our common stock and Yarong Feng and Gouan Zhang, affiliates of Zhongxi and An Sen who control approximately 35% of our common stock as trustees for the shareholders of Alloy Science. Mr. Song is also the President and CEO of An Sen, acting CEO and President of Alloy Science and one of the trustees for 93.75% of the shareholders of Alloy Science. Ms. Feng is our director, director of An Sen, Chief Financial Officer and director Zhongxi, Secretary to the Board of Directors of Alloy Sciences and a Trustee for the shareholders of Alloy Science. Mr. Zhang is the Vice General Manager China Power, Vice General Manager An Sen, Vice General Manager, director of Zhongxi and Trustee under Voting Trust and Escrow Agreement.

RISKS RELATED TO OUR BUSINESS

Our Limited Operating History May Not Serve As An Adequate Basis To Judge Our Future Prospects And Results Of Operations.

Zhongxi commenced its current line of business operations in 1999. Its limited operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Zhongxi will maintain our profitability or that it will not incur net losses in the future. We expect that the operating expenses of Zhongxi will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. Zhongxi will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement the business model and strategy and adapt and modify them as needed;

•	increase awareness of the brands of Zhongxi, protect its reputation and develop customer loyalty;

•	manage the expanding operations and service offerings of Zhongxi, including the integration of any future acquisitions;

•	maintain adequate control of the expenses of Zhongxi;

•
anticipate and adapt to changing conditions in the transformer and electric power market in which Zhongxi operates as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If Zhongxi is not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The Failure Of Zhongxi To Compete Effectively May Adversely Affect Its Ability To Generate Revenue.

Zhongxi competes primarily on the basis of its ability to find purchasers for our transformer cores. There can be no assurance that it will continue to find such purchasers in new areas as we attempt to expand or that its competitors will not negotiate more favorable arrangements. We expect that we will be required to continue to invest in expansion capacity and research and development efforts in order for Zhongxi to remain competitive. Zhongxi’s contemplated expansion will require large amounts of capital. Zhongxi’s competitors may have better resources and better strategies to raise capital which could have a material adverse effect on its business, results of operations and financial condition.

Zhongxi May Not Be Able To Effectively Control And Manage Its Growth.

If business of Zhongxi and its markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. Any expansion would increase demands on the existing management, workforce and facilities of Zhongxi. Failure to satisfy such increased demands could interrupt or adversely affect the operations of Zhongxi, cause delays in production and delivery of amorphous alloy cores and create administrative inefficiencies.

We May Require Additional Financing In The Future And A Failure To Obtain Such Required Financing Will Inhibit The Ability Of Zhongxi To Grow.

The continued growth of the business of Zhongxi may require additional funding from time to time. Funding would be used for general corporate purposes, which could include acquisitions, investments, repayment of debt, capital expenditures, repurchase of our capital stock, among other things. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us.

The Terms Of Any Future Financing May Adversely Affect Your Interest As Stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon liquidation of the Company. In addition, indebtedness may be under terms that make the operation of the business of Zhongxi more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

The Protection Of Intellectual Property Rights In The PRC Is Not As Effective As In The United States Or Other Countries.

Our success depends, in part, on our ability to protect the proprietary technologies of Zhongxi. As of the date of this annual report, Zhongxi has three patents, two of which relate to relatively older technology, and it is in the process of applying for three additional patents for a newer, upgraded amorphous core which has been put in production and is currently commercialized to our customers. There is no guarantee that Zhongxi will receive the new patents it is applying for, and no guarantee that its intellectual property is or will be sufficiently protected. Nor is there any guarantee that its current or potential competitors do not have, and will not obtain or develop, similar technology, which could harm our business and competitive position. Protection of intellectual property in the PRC has historically been weak, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as they are in the United States and other countries. Policing unauthorized uses of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of Zhongxi’s proprietary rights or those of others. Such litigation could require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation would impair our intellectual property rights and could harm our business, competitive position, business prospects and reputation.

We And/Or Zhongxi May Be Exposed To Intellectual Property Infringement And Other Claims By Third Parties, Which, If Successful, Could Cause Us And/Or Zhongxi To Pay Significant Damage Awards And Incur Other Costs.

Although we believe that the technology Zhongxi uses, including its patented technology and technology for which Zhongxi has applied for with patents, is significantly distinguished from other patented technology, and any infringement claim relating to the technology of Zhongxi would be unlikely to succeed, we cannot assure you that our assessment is or will remain correct. In addition, as litigation becomes more common in the PRC in commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to patents for amorphous core and transformer technology and related devices and machines involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceeding to which we and/or Zhongxi may become a party could subject us and/or Zhongxi to significant liability to third parties, including damage awards, and could require Zhongxi to seek licenses from third parties, pay ongoing royalties, or to redesign products or subject Zhongxi to injunctions preventing the manufacture and sale of its products. Protracted litigation could also result in the customers or potential customers of Zhongxi deferring or limiting their purchase or use of its products until resolution of such litigation.

Zhongxi Depends On A Concentration Of Raw Materials Suppliers. Any Significant Fluctuation In Price Of Raw Materials May Have A Material Adverse Effect On The Manufacturing Cost Of The Products Of Zhongxi.

Zhongxi relies on raw materials, especially amorphous alloy ribbon, silicon steel sheets and epoxy resin, to produce its products. Zhongxi enters into supply contracts for these raw materials. Therefore, the availability of raw materials is subject to risks of contract fulfillment from the counterparties of Zhongxi. The support of government on amorphous alloy transformer industry may increase the demand of amorphous alloy ribbon, silicon steel sheet and epoxy resin, which will bring the increase of price. For the major material, amorphous alloy ribbon, the only supplier is Hitachi Metals Co., Ltd. Currently, Hitachi’s amorphous alloy strip global supply falls short of demand. In the event that Hitachi is unable to provide us with the amorphous alloy ribbon we require, Zhongxi may be unable to find alternate sources, or find alternate sources at reasonable prices. In such event, the business and financial results of Zhongxi would be materially and adversely affected.

While Zhongxi Has Some Long Term Supply Contracts With Its Suppliers Of Raw Materials, Any Significant Fluctuation In Price Of Raw Materials May Have A Material Adverse Effect On Its Manufacturing Costs.

Silicon steel sheet and epoxy resin are two other raw materials that Zhongxi uses. The prices of these are subject to market conditions. Our operating company has certain long-term contracts or arrangements with its suppliers; however, the contracts may not be sufficient to cover its needs. While some of these raw materials are generally available other raw materials for the amorphous cores produced by Zhongxi have limited suppliers and, we cannot assure you that prices will not rise because of changes in market conditions. An increase in component or raw material costs relative to the product prices of Zhongxi could have a material adverse effect on its gross margins and earnings.

Potential Environmental Liability Could Have A Material Adverse Effect On Operations And Financial Condition Of Zhongxi.

To the knowledge of our management team, neither the manufacture of transformer cores nor the sale and distribution of transformer cores and transformers requires Zhongxi to comply with PRC environmental laws other than laws of general applicability. Zhongxi has never been the subject of allegations of any environmental regulation; however, there can be no assurance that the PRC government will not amend its current environmental protection laws and regulations. The business and operating results of Zhongxi could be materially and adversely affected if Zhongxi were to increase expenditures to comply with environmental regulations affecting its operations.

We May Engage In Future Acquisitions That Could Dilute The Ownership Interests Of Our Stockholders, Cause Us To Incur Debt And Assume Contingent Liabilities.

We may review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders' percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;

•	unanticipated costs associated with the acquisition or investment transaction;

•	the diversion of management's attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of acquired organizations; and

•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We Are Responsible For The Indemnification Of Our Officers And Directors.

Our Articles of Incorporation provide for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with us to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Maryland. This indemnification policy could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions.

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as modern banking, computer and other control systems. Zhongxi may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, it may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

We May Not Have Adequate Internal Accounting Controls. While We Have Certain Internal Procedures In Our Budgeting, Forecasting And In The Management And Allocation Of Funds, Our Internal Controls May Not Be Adequate.

We are constantly striving to improve our internal accounting controls. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under the US securities laws.

Our Internal Controls Over Financial Reporting May Not Be Effective, And Our Independent Auditors May Not Be Able To Certify As To Their Effectiveness, Which Could Have A Significant And Adverse Effect On Our Business.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for "non-accelerated filers," as defined by the SEC. The SEC also affords newly public companies certain grace period for compliance with these requirements. Accordingly, we believe that the annual assessment of our internal controls requirement and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Our lack of familiarity with Section 404 may unduly divert management's time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We Do Not Have Key Man Insurance On Our President And CEO, Mr. Song, On Whom We Rely For The Management Of Zhongxi’s Business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yongxing Song. The loss of the services of Mr. Song, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that we will be able to find a suitable replacement for Mr. Song. We do not carry key man life insurance for any of our key personnel.

We May Not Be Able To Hire And Retain Qualified Personnel To Support The Growth Of Zhongxi And If We Are Unable To Retain Or Hire These Personnel In The Future, Our Ability To Improve Our Products And Implement Our Business Objectives Could Be Adversely Affected.

Competition for senior management and personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and Zhongxi may not be able to retain the services of its senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

Zhongxi Does Not Presently Maintain Fire, Theft, Product Liability Or Any Other Property Insurance, Which Leaves Us With Exposure In The Event Of Loss Or Damage To Its Properties Or Claims Filed Against Us And/Or Zhongxi.

Neither we nor Zhongxi maintains fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for personal injury or damage or destruction to their property that may be caused by our personnel or products. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. However product liability lawsuits in the PRC are rare, and Zhongxi has never experienced significant failure of its products.

Neither We Nor Zhongxi Maintains A Reserve Fund For Warranty Or Defective Equipment Claims. Zhongxi’s Costs Could Substantially Increase If We Experience A Significant Number Of Warranty Claims.

Currently, Zhongxi provides a six-month warranty to its customers who have purchased its transformer but it does not plan to continue to do so in the future. The warranties require us to replace defective equipment. As of March 25, 2009, Zhongxi has received no warranty claims for its products. Consequently, the costs associated with its warranty claims have historically been minimal, and we have therefore not established any reserve funds for potential warranty claims. If Zhongxi begins to receive warranty claims, our financial condition and results of operations could be materially adversely affected.

RISK RELATED TO OUR INDUSTRY

A Drop In The Retail Price Of The Traditional Transformer Cores In The PRC May Have A Negative Effect On The Business Of Zhongxi.

If the retail price of traditional steel transformer cores is reduced, the purchaser may choose not to purchase the more expensive amorphous alloy transformer cores. Such decrease of demand may lead to a decrease in profits of Zhongxi and us. Although management of Zhongxi believes that current retail amorphous alloy transformer cores prices support a reasonable return on investment for its products, there can be no assurance that future retail pricing will remain at such levels.

Existing Regulations And Changes To Existing Regulations May Significantly Reduce Demand For The Products Of Zhongxi.

The development of the amorphous-alloy transformer-cores market is supported by relevant government regulations. Even though we believe such supporting policies of the government will not change in the near future, there is no guarantee that changes will not happen in the long run. We are responsible for knowing the requirements of individual cities and must design equipment to comply with varying standards. Any new government regulations or utility policies that relate to our amorphous alloy transformer cores products may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our products.

If Amorphous Alloy Technology Is Not Suitable For Widespread Adoption, Or Sufficient Demand For Amorphous Alloy Products Does Not Develop Or Takes Longer To Develop Than We Anticipate, The Sales Of Zhongxi Would Not Significantly Increase And Neither We Nor Zhongxi Would Be Able To Achieve Or Sustain Profitability.

The market for amorphous alloy products is emerging and rapidly evolving, and its future success is uncertain. If amorphous alloy technology proves to be unsuitable for widespread commercial deployment or if demand for amorphous alloy products fails to develop sufficiently, Zhongxi would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for amorphous alloy products in the markets and geographic regions Zhongxi targets may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of amorphous alloy technologies and demand for amorphous alloy products, including:

•	cost-effectiveness of amorphous alloy technologies as compared with conventional steel transformer technologies;

•	performance and reliability of amorphous alloy products as compared with conventional steel transformer technologies; and

•	capital expenditures by customers that tend to decrease if the PRC or global economy slows down.

RISKS RELATED TO DOING BUSINESS IN THE PRC.

Changes In The Policies Of The PRC Government Could Have A Significant Impact Upon The Business We May Be Able To Conduct In The PRC And The Profitability Of Such Business.

The PRC's economy is in a transition from a planned economy to a market oriented economy, subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC Laws And Regulations Governing The Current Business Operations Of Zhongxi Are Sometimes Vague And Uncertain. Any Changes In Such PRC Laws And Regulations May Harm The Business Of Zhongxi.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including the laws and regulations governing the business of Zhongxi, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. New laws and regulations that affect existing and new businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A Slowdown Or Other Adverse Developments In The PRC Economy May Harm Our Customers And The Demand For Our Services And Our Products.

All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. The amorphous alloy industry in the PRC is relatively new and growing. However, a slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for the products of Zhongxi rise at a rate that is insufficient to compensate for the rise in the costs of its supplies, it may harm the profitability of Zhongxi. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental Control Of Currency Conversion May Affect The Value Of Your Investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The Fluctuation Of The Renminbi May Harm Your Investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for the operations of Zhongxi, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm the business, financial condition and results of operations for us and Zhongxi. Conversely, if we decide to convert Renminbi from Zhongxi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 15% appreciation of the Renminbi against the U.S. dollar as of March 25, 2009. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC State Administration Of Foreign Exchange ("SAFE") Regulations Regarding Offshore Financing Activities By PRC Residents May Increase The Administrative Burden We Face. The Failure By Our Shareholders Who Are PRC Residents To Make Any Required Applications And Filings Pursuant To Such Regulations May Prevent Us From Being Able To Distribute Profits And Could Expose Us And Our PRC Resident Shareholders To Liability Under PRC Law.

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice (“SAFE #75”), which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We believe that our PRC resident controlling shareholder, Mr. Song, has taken all necessary steps as instructed by the local SAFE branch to comply with SAFE #75 by filing a disclosure form regarding his ownership status; however, we cannot assure you that this disclosure document will be sufficient. It is also unclear exactly whether our other PRC resident shareholders must make disclosure to SAFE. While our PRC counsel has advised us that only the PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us. In the event that the proper procedures are not followed under SAFE #75, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's Legal And Judicial System May Not Adequately Protect The Business And Operations Of Zhongxi And The Rights Of Foreign Investors

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

As a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Any Recurrence Of Severe Acute Respiratory Syndrome, Or SARS, Or Another Widespread Public Health Problem, Could Harm Our Operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenues are derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

Because Our Principal Assets Are Located Outside Of The United States And Most Of Our Directors And All Of Our Officers Reside Outside Of The United States, It May Be Difficult For You To Enforce Your Rights Based On U.S. Federal Securities Laws Against Us And Our Officers Or To Enforce U.S. Court Judgment Against Us Or Them In The PRC.

Most of our directors and all of our officers reside outside of the United States. In addition, Zhongxi is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The Relative Lack Of Public Company Experience Of Our Management Team May Put Us At A Competitive Disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

RISK RELATED TO OUR COMMON STOCK.

Our Officers And Directors Control Us Through Their Positions And Stock Ownership And Their Interests May Differ From Other Stockholders.

As of March 25, 2009, there were 14,908,313 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 23.5% of our common stock. Mr. Song, our Chairman and Chief Executive Officer, beneficially owns approximately 19.8% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Song's interests may differ from those of other stockholders. Furthermore, ownership of 23.5% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock. Mr. Song, Ms. Feng, our director and Mr. Xu, the Chief Engineer of Zhongxi, each respectively own 35%, 3.6%, and 2.32% of Alloy Science, 43.75%, 6.25%, and 5% of Zhongxi and 19.8%, 2.0% and 1.30% of China Power. Mr. Zhang, Vice General Manager for Zhongxi, and Ms. Feng, our Director, hold 25.5% of our common stock as trustees. In addition, Ms. Feng, our Director, and Gouang Zhang, our Vice General Manager, hold voting power over approximately 45.08% of the shares of Alloy Science as Trustees for Alloy Science stockholders. Alloy Science is not engaged in any business operations and all of the ownership rights of our officers and directors in Zhongxi are held by An Sen pursuant to the Management Entrustment Agreement.

We Are Not Likely To Pay Cash Dividends In The Foreseeable Future.

We intend to retain any future earnings for use in the operation and expansion of the business of Zhongxi. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There Is Currently No Trading Market For Our Common Stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDQ Stock Market and the Over-the-Counter Bulletin Board). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that its price is below $5.00, which rules require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit your ability to sell your shares.

Our Common Stock Is Illiquid And Subject To Price Volatility Unrelated To Our Operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A Large Number Of Shares Will Be Eligible For Future Sale And May Depress Our Stock Price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

We Are Authorized To Issue "Blank Check" Preferred Stock, Which, If Issued Without Stockholders Approval, May Adversely Affect The Rights Of Holders Of Our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as Series A Preferred Convertible Stock. As of March 25, 2009 there were no shares of Series A Convertible Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Incorporation, as amended and corrected, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 2.  PROPERTIES

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land. The following are the details regarding our land use rights with regard to the land that Zhongxi uses in its business.

Zhongxi currently maintains two factories: a transformer factory and an amorphous alloy transformer core factory. The transformer factory is in the Xizhang Industrial Park, Daxingxi Road, Xi'an. Its total area is 5,803 square meters, and has more than 50 machines in a manufacturing area of 2,000 square meters. The land use rights of 2,000 square meters of land at Daxinxi Road, Xizhang Industry Village are leased from Xi'an Zhengliu Dianlu Transformer Co., Ltd. for an annual rent of RMB 100,000 yuan ($14,363). The term of the lease is 24 years, which expires in 2028. Zhongxi currently rents the factory built on the 2,000 square meters land to Xi'an Zhongxi Zengliu Dianlu Transformer Factory, Ltd. for an annual rent of RMB 500,000 ($71,816). The term of the lease is 3 years, which expires in March 2009.

The amorphous alloy transformer core factory, with an area of 1,750 square meters is located at Yasen Industry Center, 1st Floor, 1st factory, No. 15 Gao Xin 6th Road, Hi-tech Industrial Development Zone. It has one advanced amorphous transformer core assembly line.

Zhongxi corporate headquarters are now located at: 6th floor, Fei Jing International, No .15 Gaoxin 6 Road, Hi-tech Industries Development Zone, Xi'an with approximately 1,160 square meters of usable space.

Zhongxi does not own any land use rights.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries, nor is Zhongxi a party to any pending legal proceedings, nor are we aware of any such proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 22, 2008, the amendment to our Articles of Incorporation was approved by a unanimous written consent of our shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded or quoted on any exchange or inter-dealer quotation system. We are currently in the process of applying for trading symbol in order to have our common stock quoted on the Over-The-Counter Bulletin Board.

Holders

As of March 25, 2009, there were 14,908,313 shares of our common stock issued and outstanding, and there were approximately 51 holders of record of our outstanding shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last three fiscal years or during our last three fiscal quarters. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, the Remnimbi, is not a freely convertible currency. Please refer to the risk factors ”Governmental Control Of Currency Conversion May Affect The Value Of Your Investment”, “The Fluctuation Of The Renminbi May Harm Your Investment”, “PRC State Administration Of Foreign Exchange ("SAFE") Regulations Regarding Offshore Financing Activities By PRC Residents May Increase The Administrative Burden We Face. The Failure By Our Shareholders Who Are PRC Residents To Make Any Required Applications And Filings Pursuant To Such Regulations May Prevent Us From Being Able To Distribute Profits And Could Expose Us And Our PRC Resident Shareholders To Liability Under PRC Law.”

Securities Authorized For Issuance Under Equity Compensation Plans.

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On December 18, 2008, 92,500 shares of Series A Convertible Preferred Stock, previously issued on May 30, 2007 as described below, were converted into 4,021,900 shares of our common stock.

On January 4, 2008, the company raised $100,000 by issuing 434,800 shares of our common stock and 3 year warrants to purchase 434,800 shares of common stock with an exercise price of $ 1.00 per share in a private placement.

On November 10, 2007, 451,613 shares were issued to Friedland for compensation for continued consulting services pursuant to the Consulting Agreement (as defined below) to continue to provide advice as described below.

On May 30, 2007, we completed an offering that raised $925,000 from the sale in a private placement of 92,500 shares of our Series A Convertible Preferred Stock (with each share initially convertible into 43.98 shares of our common stock or an aggregate of 4,021,900 shares) and three year warrants to purchase an aggregate of 4,021,900 shares of our common stock at an exercise price of $1.00.

On November 20, 2006 1 million shares were issued to Friedland Corporate Investor Services LLC, (“Friedland”) and its assignees pursuant to an agreement (the “Consulting Agreement”) to provide consulting services designed to assist the company in forming a Chinese wholly foreign owned entity and to become publicly traded in the United States. Friedland received 1 million shares upon execution of the Consulting Agreement and will receive $90,000 upon our common stock becoming publicly traded in the United States.

On November 17, 2006 9,000,000 shares were issued to shareholders of Zhongxi in consideration of the Management Entrustment Agreement.

No underwriter was involved in any of the above issuances of securities. All of the above securities were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.

Other than the securities mentioned above, we have not issued or sold any securities without registration for the past three years from the date of this report.

Transfer Agent

The Company's stock transfer agent is OTC Corporate Transfer Service Co., located at 52 Maple Run Drive Jericho, New York 11753. Their telephone number is 516-932-2080, and their facsimile is 516-932-2078.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the management on the date hereof. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

As of December 31, 2008 and 2007, we had accumulated deficit of $462,971 and retained earnings of $438,755, respectively. Between February 13, 2007 and May 30, 2007, we raised $925,000 in a private placement of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share which we issued together with an aggregate of 4,021,900 warrants to purchase our common stock at a purchase price of $1.00 per share.  The Series A Convertible Preferred Stock is convertible into 4,021,900 shares of our common stock, or 21.75% of our issued and outstanding stock on a fully diluted basis. On December 18, 2008, the Series A Convertible Preferred Stock were converted into 4,021,900 shares of common stock. In connection with the conversion, the Company recorded a deemed dividend of $2,193,483 for the beneficial conversion feature embedded in the preferred stock and charged to retained earnings. We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the amorphous alloy cores production facilities. If we are unable to generate sufficient net cash from our operations to support the investment in the development of our amorphous alloy cores production facilities in the future, we may have to finance our operations from the current funds available or seek equity or debt financing from the capital market.

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

Equity investments

We account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or control using equity method. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. We invested $159,027 (using the exchange rate of RMB6.8542/1 USD as of December 31, 2008) or RMB1,090,000  in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence over the entity.

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

Results of Operations

Revenue

	Year Ended December 31,
	2008		2007
	Revenue	%	Revenue	%
Amorphous Alloy Core	$5,365,918	57%	$3,700,118	55%
Amorphous Alloy Transformer	3,508,794	37%	1,638,424	25%
Traditional Steel Silicon Cores & Transformer	519,779	6%	1,327,136	20%
Total:	$9,394,491	100%	$6,665,678	100%

Total net revenues increased $2,728,813 or 41% during the year ended December 31, 2008, compared to the same period of 2007. This was primarily due to the increase in amorphous alloy core and transformer revenues as the result of increase in production.  The current market demand to amorphous alloy core and transformer is still high so that we are able to sell all that we can produce. During the year ended December 31, 2008, amorphous alloy core revenues increased $1,665,800 or 45%, amorphous alloy transformer revenues increased $1,870,370 or 114%, traditional steel silicon cores and transformer revenues decreased $807,357 or 61%, compared to the same period of 2007.

Cost of Goods Sold

	Year Ended December 31,
	2008		2007
	COGS	%	COGS	%
Amorphous Alloy Core	$4,019,564	57%	$3,166,643	58%
Amorphous Alloy Transformer	2,636,708	37%	1,377,277	25%
Traditional Steel Silicon Cores & Transformer	394,467	6%	921,463	17%
Total:	$7,050,739	100%	$5,465,383	100%

Costs of goods sold increased $1,585,356 or 29% during the year ended December 31, 2008, compared to the same period of 2007. This was primarily due to the increase in costs of amorphous alloy core and transformer as a result of the increase in product sales. During the year ended December 31, 2008, cost of amorphous alloy core increased $852,921 or 27%, cost of amorphous alloy transformer increased $1,259,431 or 91%, cost of traditional steel silicon cores and transformer decreased $526,996 or 57%, compared to the same period of 2007.

Gross Profit

	Year Ended December 31,
	2008		2007
	Gross Profit	GM%	Gross Profit	GM%
Amorphous Alloy Core	$1,346,354	25%	$533,475	14%
Amorphous Alloy Transformer	872,086	25%	261,147	16%
Traditional Steel Silicon Cores & Transformer	125,312	24%	405,673	31%
Total:	$2,343,752	25%	$1,200,295	18%

Gross profit increased $1,143,457 or 95% during the year ended December 31, 2008, compared to the same period of 2007. This was primarily due to the increase of gross profit for amorphous alloy cores and transformer. In 2007, our market strategy was to gain the market share for amorphous alloy core products. We sold amorphous alloy core products at below market price in order to increase the market share which was the reason for lower than expected gross profit for the amorphous alloy core products for the year ended December 31, 2007. In 2008, we started to sell amorphous alloy core products at higher price, thus the increase in the gross profit for the year ended December 31, 2008.  Also in 2008, we started to trade amorphous alloy transformer instead of buying raw materials and contracting out the manufacturing of those products. In this way, we negotiated better purchase price with our transformer supplier which is the reason for the increase in the gross profit for amorphous alloy transformer for the year ended December 31, 2008. The decrease in the gross profit for traditional steel silicon cores and transformer in the year ended December 31, 2008 was because we have been focusing on marketing our main product, amorphous alloy cores, and intend to continue decreasing the production and marketing effort on traditional steel silicon cores and transformers. During the year ended December 31, 2008, gross profit for amorphous alloy core increased $812,879 or 152%, gross profit for amorphous alloy transformer increased $610,939 or 234%, gross profit for traditional steel silicon cores and transformer decreased $280,361 or 69%, compared to the same period of 2007.

Selling, General and Administration Expenses

	Year Ended December 31,
	2008	2007
Selling, general and administrative expenses	$779,350	$775,387

Selling, general and administrative expenses increased by $3,963 or 0.5% during the year ended December 31, 2008, compared to the same period of 2007. It was mainly due to additional costs associated with becoming a public company in the United States, partially offset by decreases in sales and administrative personnel expenses and facilities related expenses.

Gain on investment

	Year Ended December 31,
	2008	2007
Gain on investment	$67,505	$75,658

Gain on investment for the year ended December 31, 2008 decreased $8,153 or 11%, compared to the same period of 2007 which was due to less earnings on the 20% equity method investment. We invested $159,027 (using the exchange rate of RMB 6.8542/1 USD as of December 31, 2008) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence on the entity.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the years ended December 31, 2008 and 2007:

Yan An Amorphous Alloy Transformer Co., Ltd
	Year Ended December 31,
	2008	2007
Exchange rate	6.9623	7.6172
Sales	$3,756,878	$3,943,284
Gross profit	$687,509	$886,453
Income from continuing operations	$303,867	$378,293
Net income	$303,867	$378,293
20% investment earnings	$60,773	$75,659
Exchange rate	6.8542	7.3141
Dividends received	$72,948	$91,604

Income statement items are translated at the average exchange rates for the periods; dividends received are translated at the period end exchange rates.

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of December 31, 2008 and 2007:

Yan An Amorphous Alloy Transformer Co., Ltd
	December 31, 2008		December 31, 2007
	RMB	USD	RMB	USD
Total assets	23,948,797	3,494,032	23,843,745	3,259,970
Total liabilities	14,363,650	2,095,598	13,874,196	1,896,911
Net assets	9,585,148	1,398,434	9,969,549	1,363,059
Zhongxi's 20% ownership	1,917,030	279,687	1,993,910	272,612
Ending balance of investment account	1,620,222	236,384	1,650,238	225,624
Difference	296,808	43,303	343,672	46,988

The difference of $43,303 was mainly due to the discount of RMB410,000 when Alloy Science  purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

Other Income

	Year Ended December 31,
	2008	2007
Other income	$279,436	$114,778

We received $98,534 rental income and $14,363 local government subsidy as a high-tech enterprise in the year ended December 31, 2008. We also recorded $166,539 for the recoveries of previous year over-realized prepaid expenses and the previous written-off on advance to suppliers. In the year ended December 31, 2007, we received $90,847 rental income and $23,631 return on the short term investment.  The principal of the short term investment of RMB 1,180,000 was paid back to us at the end of 2006.

Interest Expenses

	Year Ended December 31,
	2008	2007
Interest expenses	$188,110	$227,630

Interest expenses decreased by $39,520 or 17% for the year ended December 31, 2008, compared with the same period of 2007. It was mainly because the over-accrued interest expenses were adjusted in the third quarter according to the actual interest paid on the bank loan that was paid off in the third quarter of 2008.

Income taxes

	Year Ended December 31,
	2008	2007
Income taxes	$270,559	$133,547

Our China operating company is subject to a PRC 33% standard enterprise income tax based on its taxable net profit in year 2007, and a 25% standard enterprise income tax in year 2008 (effective on January 1, 2008, the standard enterprise income tax rate was reduced to 25%). However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the tax exemptions for the years ended December 31, 2005 and 2004, and a 50% tax reduction for the years ended December 31, 2008, 2007 and 2006. The increases in the income taxes for the year ended December 31, 2008 were mainly due to the increases in net income before income taxes as the result of increases in gross profit and other incomes.

Liquidity and Capital Resources

We have funded our recent operations mainly through cash generated from operations. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. The following table is the summary of our liquidity and capital resources for the reported periods:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$1,071,038	$1,073,895
Working capital	$2,951,991	$378,156
Stockholders' equity	$7,935,218	$5,960,231

The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Year Ended December 31,
	2008	2007
Net cash provided by operating activities	$1,135,332	$1,442,384
Net cash provided by (used in) investing activities	88,274	(719,514)
Net cash provided by (used in) financing activities	(1,287,089)	235,741
Effect of exchange rate changes on cash and cash equivalents	60,626	39,074
Net increase (decrease) in cash and cash equivalents	$(2,857)	$997,685

Operating activities:

For the year ended December 31, 2008, net cash provided by operating activities was $1,135,332. This was primarily due to the net income of $1,455,793, adjusted by non-cash related expenses including depreciation of $195,097, amortization of $37,510, provision of bad debts of $40,467, provision of impairment loss of advance to suppliers of $107,885, and non-cash related gain on investment of $67,505, offset by a net decrease in working capital items of $633,915. The net decrease in working capital items was mainly due to the increases in accounts receivable of $210,710 and inventory of $92,297, decrease in accounts payable and accrued expenses and other payables of $482,848. The net decrease in working capital items was partially offset by the decrease of $83,518 in advance to suppliers and the increase of $105,293 in income taxes payable.

For the year ended December 31, 2007, net cash provided by operating activities was $1,442,384. This was primarily due to the net income of $262,134, adjusted by non-cash related expenses including depreciation of $168,630, amortization of $31,304, stock based compensation expense for consulting service of $103,871, non-cash related gain on investment of $75,659, and inventory impairment of $1,745, plus a net increase in working capital items of $953,849. The net increase in working capital items was mainly due to the decrease in accounts receivable of $137,282 and in inventory of $461,835, the increase in accounts payable and accrued expenses and other payables of $247,049, in income taxes payable of $105,564 and in advance from customers of $81,399. The net increase in working capital items was partially offset by the increase in prepaid expenses and other receivables of $55,751 and decrease in VAT tax payable of $54,786.

Investing activities:

Net cash provided by investing activities was $88,274 for the year ended December 31, 2008. It was primarily due to the $65,724 repayment from advance to related parties and dividend from the 20% equity method investment offset by the acquisitions of plant equipment of $49,266.

Net cash used in investing activities was $719,514 for the year ended December 31, 2007. It was primarily attributable to the capital expenditures on building improvement and plant equipment of $472,379 and intangible asset of $65,641, plus advance to related parties of $181,494.

Financing activities:

Net cash used in financing activities was $1,287,089 for the year ended December 31, 2008.  It was primarily due to the $1,098,783 repayment to short-term loan and $186,575 repayment to related parties.

Net cash provided by financing activities was $235,741 for the year ended December 31, 2007. It was primarily due to the proceeds of $925,000 from the issuance of preferred stocks, $100,000 advance from investor, and $400,272 advance from related parties, offset by the repayment to short term loan of $1,188,101.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table presents selected financial data for the Company on a consolidated basis for the fiscal years ended December 31, 2008 and 2007.

We derived the selected financial data set forth below from the Company's consolidated audited statements of operations for the fiscal years ended December 31, 2008 and 2007 and the consolidated audited balance sheets as at December 31, 2008 and 2007, each of which is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For Year Ended December 31,
	2008	2007
Gross revenues	$9,394,491	$6,665,678

Income from operations	$1,564,402	$424,908

Net income	$1,455,793	$262,134

Total assets	$9,675,638	$9,327,153

Total liabilities	$1,740,420	$3,366,922

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2008 and 2007, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

China Power Equipment, Inc.
Index to Consolidated Financial Statements

MORGENSTERN,SVOBODA & BAER, CPA’s, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Power Equipment, Inc.

We have audited the accompanying consolidated balance sheet of China Power Equipment, Inc. as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. China Power Equipment Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Power Equipment, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, NY
March 29, 2009

China Power Equipment, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007

Assets
Current Assets
Cash	$1,071,038	$1,073,895
Accounts receivable, net	2,013,305	1,724,658
Advance to suppliers	771,407	232,277
Inventory, net (Note 3)	461,634	344,750
Other receivables	125,445	123,738
Prepaid expenses	132,255	133,988
Total Current Assets	4,575,084	3,633,306

Related party receivables (Note 11)	97,248	153,696
Property, plant and equipment, net (Note 4)	3,116,422	3,054,139
Intangible assets, net (Note 6)	220,742	242,568
Long-term investment (Note 5)	236,384	898,445
Deposit on contract rights (Note 12)	1,313,064	1,230,500
Prepaid capital lease - related party (Note 9)	116,694	114,499
Total Assets	$9,675,638	$9,327,153

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$710,480	$1,087,476
Accrued liabilities and other payables	409,040	422,408
Advance from customers	142,156	149,850
Advance from investor	-	100,000
Lease payable - current portion, related party (Note 9)	1,944	1,647
Note payable (Note 8)	58,358	1,100,614
Value-added tax payable	64,686	-
Income taxes payable (Note 7)	235,262	215,555
Related party payable (Note 11)	1,167	177,600
Total Current Liabilities	1,623,093	3,255,150

Long-term Liabilities
Lease payable - non current portion, related party (Note 9)	117,327	111,772
Total Long-term Liabilities	117,327	111,772

Stockholders' Equity
Preferred stock: par value $0.001 per share, 10,000,000 shares authorized;
92,500 shares issued and outstanding at December 31, 2008 and 2007	-	93
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
14,908,313 and 10,451,613 shares issued and outstanding at December 31, 2008 and 2007	14,908	10,452
Additional paid in capital	7,176,041	4,886,921
Statutory surplus reserve fund (Note 10)	202,665	38,629
Retained earnings/(Accumulated deficit)	(462,971)	438,755
Accumulated other comprehensive income	1,004,575	585,381
Total stockholders' equity	7,935,218	5,960,231
Total Liabilities and Stockholders' Equity	$9,675,638	$9,327,153

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations

	Year Ended,
	December 31,
	2008	2007

Revenue, net	$9,394,491	$6,665,678
Cost of goods sold	(7,050,739)	(5,465,383)
Gross profit	2,343,752	1,200,295

Selling, general and administrative expenses	779,350	775,387

Net income (loss) from operations	1,564,402	424,908

Other income (expenses)
Gain on investment	67,505	75,658
Other income	279,436	114,778
Other expenses	-	(135)
Interest income	3,119	8,102
Interest expense	(188,110)	(227,630)
Total other income	161,950	(29,227)

Net income before income taxes	1,726,352	395,681

Income taxes	270,559	133,547

Net income after income taxes	$1,455,793	$262,134

Deemed dividend from beneficial conversion feature of Series A preferred stock	(2,193,483)	-

Net income (loss) applicable to common shareholders	$(737,690)	$262,134

Earnings (loss) per share - basic	$(0.07)	$0.03
Earnings (loss) per share - diluted	$(0.07)	$0.02

Weighted average common shares outstanding:
Basic	11,036,692	10,063,102
Diluted	11,036,692	12,462,081

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements Of Stockholders' Equity

							Retained	Accumulated
					Additional	Statutory	Earnings	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Surplus	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	deficit)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2007	-	$-	10,000,000	$10,000	$3,858,595	$12,416	$202,834	$236,386	$4,320,231

Issuance of preferred stock	92,500	93	-	-	924,907	-	-	-	925,000
Issuance of common stock for consulting services			451,613	452	103,419	-	-	-	103,871
Transfer to statutory reserve	-	-	-	-	-	26,213	(26,213)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	262,134	-	262,134
Foreign currency translation adjustment	-	-	-	-	-	-	-	348,995	348,995
Total comprehensive income	-	-	-	-	-	-	-	-	611,129

BALANCE, DECEMBER 31, 2007	92,500	93	10,451,613	10,452	4,886,921	38,629	438,755	585,381	5,960,231

Conversion of Series A preferred stock	(92,500	(93	4,021,900	4,022	(3,929	-	-	-	-
Deemed dividend on preferred stock	-	-	-	-	2,193,483	-	(2,193,483)	-	-
Issuance of common stock	-	-	434,800	434	99,566	-	-	-	100,000
Transfer to statutory reserve	-	-	-	-	-	164,036	(164,036)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	1,455,793	-	1,455,793
Foreign currency translation adjustment	-	-	-	-	-	-	-	419,194	419,194
Total comprehensive income									1,874,987

BALANCE, DECEMBER 31, 2008	-	$-	14,908,313	$14,908	$7,176,041	$202,665	$(462,971)	$1,004,575	$7,935,218

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Year Ended,
	December 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$1,455,793	$262,134
Adjustments to reconcile net income to net cash:
Depreciation expense	195,097	168,630
Amortization expense	37,510	31,304
Issued common stock for consulting services	-	103,871
Provision of bad debts	40,467	-
Provision of impairment loss of advance to suppliers	107,885	-
Gain on investment	(67,505)	(75,659)
Inventory impairment	-	(1,745)
Changes in operating assets and liabilities:
Accounts receivable	(210,710)	137,282
Advance to suppliers	83,518	31,257
Inventory	(92,297)	461,835
Other receivables	6,494	(32,506)
Prepaid expenses	10,557	(23,245)
Accounts payable	(442,875)	13,902
Accrued expenses and other payables	(39,973)	233,147
VAT tax payable	(36,449)	(54,786)
Income taxes payable	105,293	105,564
Advance from customers	(17,473)	81,399
Net cash provided by (used in) operating activities	1,135,332	1,442,384

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(49,266)	(472,379)
Advances to related parties	-	(181,494)
Repayment from related parties	65,724	-
Dividend from equity interest subsidiary	71,816	-
Acquisitions of intangible assets	-	(65,641)
Net cash provided by (used in) investing activities	88,274	(719,514)

Cash Flows from Financing Activities
Principal payments on capital lease	(1,731)	(1,430)
Repayment to related parties	(186,575)	-
Advance from related parties	-	400,272
Advance from investor	-	100,000
Proceeds from issuing preferred stock	-	925,000
Repayment to short term loans	(1,098,783)	(1,188,101)
Net cash provided by (used in) financing activities	(1,287,089)	235,741

Effect of exchange rate changes on cash and cash equivalents:	60,626	39,074

Increase (decrease) in cash and cash equivalents	(2,857)	997,685
Cash and cash equivalents, beginning of period	1,073,895	76,210
Cash and cash equivalents, end of period	$1,071,038	$1,073,895

Supplemental disclosure of cash flow information
Interest paid in cash	$188,110	$227,630
Income taxes paid in cash	$165,265	$-

Non-cash investing and financing activities:
Investment distribution from investee that was distributed to shareholder directly	$-	$87,959
Issuance of stocks for advance from investor	$100,000	$-
Reclass long-term investment to advance to suppliers	$706,823	$-
Conversion of preferred stock to common stock	$93	$-

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The financial statements of An Sen and Zhongxi are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the years ended December 31, 2008 and 2007, the foreign currency translation adjustments to the Company’s comprehensive income were $419,247 and $348,995, respectively.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Shipping Costs
The Company’s shipping and handling costs are included in Selling, general and administrative expenses. For the years ended December 31, 2008 and 2007, the shipping costs were $13,676 and $6,992, respectively.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $63,221 and $20,725 at December 31, 2008 and 2007, respectively.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

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

NOTE 3– INVENTORY

Inventory consists of:

	December 31,	December 31,
	2008	2007

Raw materials	$424,986	$157,078
Work in progress	13,349	84,794
Finished goods	23,299	102,878
Less: provision for impairment loss
on inventory	-	-
Total inventory	$461,634	$344,750

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2008	2007

Plant and office building	$2,383,319	$2,233,460
Machinery and production equipment	941,347	835,261
Office equipment	3,789	3,551
Construction in progress	585,482	548,667

Total	3,913,937	3,620,939

Less accumulated depreciation	(797,515)	(566,800)

Property, plant and equipment, net	$3,116,422	$3,054,139

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 5 – INVESTMENT

Investment consists of:

	December 31,	December 31,
	2008	2007
20% equity interest (a)	$236,384	$225,624
Investment Deposit (b)	$-	672,821
	$236,384	$898,445

 (a) In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,027 (RMB1,090,000).  The equity method has been used for this investment for the years ended December 31, 2008 and 2007, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) which is a related party of the Company. The balances for the investment including earnings from the investment as of December 31, 2008 and December 31, 2007 were $236,384 and $225,624, respectively. An evaluation had been performed by the company as of December 31, 2008 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the years ended December 31, 2008 and 2007:

Yan An Amorphous Alloy Transformer Co., Ltd
	Year Ended December 31,
	2008	2007
Exchange rate	6.9623	7.6172
Sales	$3,756,878	$3,943,284
Gross profit	$687,509	$886,453
Income from continuing operations	$303,867	$378,293
Net income	$303,867	$378,293
20% investment earnings	$60,773	$75,659
Exchange rate	6.8542	7.3141
Dividends received	$72,948	$91,604

Income statement items are translated at the average exchange rates for the periods; dividends receivable are translated at the period end exchange rates.

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of December 31, 2008 and 2007:

Yan An Amorphous Alloy Transformer Co., Ltd
	December 31, 2008		December 31, 2007
	RMB	USD	RMB	USD
Total assets	23,948,797	3,494,032	23,843,745	3,259,970
Total liabilities	14,363,650	2,095,598	13,874,196	1,896,911
Net assets	9,585,148	1,398,434	9,969,549	1,363,059
Zhongxi's 20% ownership	1,917,030	279,687	1,993,910	272,612
Ending balance of investment account	1,620,222	236,384	1,650,238	225,624
Difference	296,808	43,303	343,672	46,988

The difference of $43,303 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of December 31, 2008:

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

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	December 31,	December 31,
	2008	2007

Technical know-how	$218,844	$205,083
Amorphous Transformer Technique	116,717	109,378
Total	335,561	314,461

Less: accumulated amortization	(114,819)	(71,893)

Intangible assets, net	$220,742	$242,568

The intangible assets consist of two patents for the production technology of amorphous alloy transformers in China.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $145,896. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $116,717.  The technology is being amortized over 10 years based on useful life estimation.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $72,948. The technical know-how is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $33,552.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 7 – INCOME TAXES

United States
The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no taxable income for the years ended December 31, 2008 and 2007, respectively. The applicable income tax rates for the Company for the years ended December 31, 2008 and 2007 are 34%.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2008. There are no net operating loss carry forwards at December 31, 2008.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007
Current tax
-PRC	$270,559	$133,547
-Deferral tax provision	-	-

Total	$270,559	$133,547

NOTE 8 – NOTE PAYABLE

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,358 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2008. The company extended this loan for one year until December 27, 2009.

Future minimum principal payments are as follows:

For the Year Ended December 31:
2009	$58,358
Total	$58,358

NOTE 9– CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd which is a former shareholder of Zhongxi.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $1,730 for the year ended December 31, 2008 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $138,646 was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $116,694 and $114,499 as of December 31, 2008 and December 31, 2007, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:
2009	$1,944
2010	2,150
2011	2,378
2012	2,631
2013	2,910
Thereafter	107,258
Less Current Portion	(1,944)
Long Term Portion	$117,327

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

The Company has appropriated $202,665 and $38,629 as reserve for the statutory surplus reserve requirement as of December 31, 2008 and 2007, respectively.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $129,862 and $62,358 as of December 31, 2008 and 2007, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Balance as of December 31, 2008
As of December 31, 2008, the Company was owed $48,698 from two of the Company’s shareholders and directors, and $48,550 from one affiliated company in the process of setting up. The advances were non interest bearing and are payable on demand.

As of December 31, 2008, the Company owed $1,167 to one shareholder of the Company. The advance was non interest bearing and is payable on demand.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

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

NOTE 12 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,313,064 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2009. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

NOTE 13 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock
In a private placement completed on May 30, 2007, the Company raised $925,000 through the issuance of its Series A Convertible Preferred Stock at a purchase price of $10.00 per share which were issued together with an aggregate of 4,021,900 warrants to purchase the common stock at a exercise price of $1.00 per share.

The Series A preferred stock was not entitled to any dividends. In case of the liquidation, the Preferred Stockholders are entitled to receive $10 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a conversion price of $.23 per share. The aggregate number of shares of common stock which may be issued upon conversion of the Series A Preferred Stock shall be no more than 4,021,900 shares.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Upon completion of the conversion of the Series A Preferred Stock into common stock, the Company will record a deemed dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the "BCF").  The intrinsic value of the BCF will be the difference between the fair value of the common stock received upon conversion and the amount of proceeds to be allocated to the preferred stock. The proceeds of $925,000 were allocated to the preferred stock and warrants based on their relative fair values. The warrants were valued using the Black-Scholes model and recorded in additional paid-in capital.

On December 18, 2008, the 92,500 shares of Series A Convertible Preferred Stock issued and outstanding on that date were converted into 4,021,900 shares of common shares.  In connection with the conversion, the Company recorded a deemed dividend of $2,193,483 for the beneficial conversion feature embedded in the preferred stock.

Common Stock
At December 31, 2008 the Company has 100,000,000 shares of common stock authorized and 14,908,313 shares issued and outstanding at par value $0.001 per share.

In January 2008, The Company issued 434,800 shares of common stock and warrants to purchase 434,800 shares of common stock with an exercise price of $1.00 per share at the option of the purchaser to one investor for $100,000.  The $100,000 was received from the investor before the year ended December 31, 2007.

In December 2008, the Company issued 4,021,900 shares of common stock upon conversion of the Series A Convertible Preferred Stock.

Warrants
The Company has from time-to-time issued warrants to purchase its common stock to certain parties who have invested in the Company. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activity for the warrants for the years ended December 31, 2008 and 2007.

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2006	-	$-
Issued	4,021,900	$1.00
Warrants outstanding, December 31, 2007	4,021,900	$1.00
Issued	434,800	$1.00
Warrants outstanding, December 31, 2008	4,456,700	$1.00

Exercisable as of December 31, 2008	4,456,700	$1.00

The warrants issued in year 2007 were in connection with a private placement of Series A preferred stock completed in May 2007. The 4,021,900 warrants are exercisable for three years from the effective date of February 22, 2008 on which a Conversion Price is first determinable.

The warrants issued in year 2008 were in conjunction with the January 2008 common stock issuance and are exercisable for three years from January 4, 2008.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2008	2007

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,455,793	$262,134
Deemed dividend from beneficial conversion feature of preferred stock	(2,193,483)	-
Net income (loss) applicable to common shareholders	$(737,690)	$262,134

Denominator:
Weighted average common shares outstanding	11,036,692	10,063,102
Basic earnings per share	$(0.07)	$0.03

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,455,793	$262,134
Deemed dividend from beneficial conversion feature of preferred stock	(2,193,483)	-
Net income (loss) applicable to common shareholders	$(737,690)	$262,134

Denominator:
Weighted average common shares outstanding	11,036,692	10,063,102
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	2,398,979
Shares used in computing diluted earnings per share	11,036,692	12,462,081
Diluted earnings per share	$(0.07)	$0.02

NOTE 16 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007

Accumulated other comprehensive loss, beginning of period	$585,381	$236,386
Change in cumulative translation adjustment	419,256	348,995
Accumulated other comprehensive income (loss), end of period	$1,004,637	$585,381

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 12, 2009, our Board of Directors approved the termination of Child, Van Wagoner & Bradshaw, PLLC (“CVWB”) as our independent certified public accounting firm.

Concurrent with this action, our Board of Directors appointed Morgenstern, Svoboda & Baer CPAs, PC (“Morgenstern”) as our new independent certified public accounting firm. Morgenstern is located at 40 Exchange Place, Suite 1820, New York, NY 10005, USA.

Our consolidated financial statements for the years ended December 31, 2007 and 2006 were audited by CVWB. CVWB’s reports on our financial statements for two most recent fiscal years did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2007 and 2006 and through January 12, 2009 there were no disagreements with CVWB on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yongxing Song, and our Chief Financial Officer, Ms. Elaine Lanfeng Zhao, assessing the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on its assessment, management concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding  internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our officers and directors as of the date of this Prospectus. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Directors and Executive Officers of China Power:

Name	Position	Age

Yongxing Song	Chairman of Board, President, CEO	45

Michael Segal	Director	65

Yarong Feng	Director	29

Elaine Lanfeng Zhao	Chief Financial Officer	34

Zewei Xu	Chief Engineer	71

Guoan Zhang	Vice General Manager	45

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

None of our directors is an "independent director" under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Mr. Yongxing Song was appointed as our Chairman, President and Chief Executive Officer on November 1, 2007. Mr Song has been Chairman and Chief Executive Officer of Zhongxi since its inception in June 2004. Mr. Song served as the Chairman of Director for Alloy Science from 1999 to 2004 and remains as acting CEO and President of Alloy Science. Prior to joining us, Mr. Song served as the vice general manager at Xi'an Xianglong Co., Ltd. from 1996 to 1999. Prior to that, Mr. Song served from 1982 to 1996 as a manufacturing planner and manufacturing manager in Qing'an Aviation Electronic Equipment Co., Ltd, which was a subsidiary of Qiang'an Group. Mr. Song obtained a master degree in International Trade from University of International Business and Economics in 2003. He graduated from Shaanxi Aviation Profession University in 1988.

Mr. Michael Segal has been our director since June 8, 2006 and was our President from June 9, 2006 until November 6, 2007. Since 2001, he has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals. He has been a Principal, Options Compliance Principal and Branch Office Manager of Whitaker Securities LLC, a member of the Financial Industry Regulatory Authority (FINRA) since October 23, 2006. Prior to that, Mr. Segal had served as President of Alexander Westcott & Co., Inc., a Broker/Dealer registered with NASD and Secretary of the board of directors of its parent company, President of the Financial Commerce Network Inc., a public company, President of Lamborn Securities Inc. a Broker/Dealer registered with NASD, Branch Manager of Geldermann Securities Inc., President of Greentree Commodities, a Branch Manager at REFCO, Inc., a Senior Vice President at Shearson American Express and a Branch Manager at Investors Overseas Services (Bangkok, Thailand). He is also individually registered as an Introducing Broker with the Commodity Futures Trading Commission and a member of the National Futures Association and a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida. Mr. Segal sits on the board of directors of China Agri Business Inc. (CHBU.OB) and BioStar Pharmaceuticals Inc. (BSPM.OB), public companies traded on the Over-The-Counter Bulletin Board. Additionally Mr. Segal sits on the board of directors of the following privately held companies: Jiali Pharmaceuticals Inc., and Asia Nutracueticals Consulting Co. Ltd.

Ms. Yarong Feng was appointed as the Chief Financial Officer of Zhongxi on June 5, 2007 and our director on November 6, 2007. On November 21, 2006, Ms. Feng was appointed as a trustee for certain stockholders of China Power who were former stockholders of Alloy Science. From 2002, Ms. Feng served as the Secretary to the board of Alloy Science, being mainly responsible for the management of shareholders and coordination for public affairs of the company. From 2001 to 2002, she served as a cashier and later the assistant to Financial Controller with Xi'an Jin Ruan Science and Technology Development Co., Ltd, which was the largest software development enterprise for house fund in Xi'an city. She was awarded "Excellent Secretary to Board of Directors" by Xi'an Hi-tech Industrious Development Zone in 2003. Ms. Feng graduated from Xi'an Finance and Economics Institute in 2001, majored in finance management.

Elaine Zhao has been our Chief Financial Officer since June 1, 2008. In 2005, she founded ELZ Accountancy Corp., a Los Angeles based accounting firm providing services in accounting, auditing, tax, financial planning, insurance analysis, and investment consulting, and she has served as its president since that time. Ms. Zhao continues to work for ELZ. In her work with ELZ, Ms. Zhao has served clients including privately owned and publicly traded company in various industries and has worked with banks in financing small businesses. Ms. Zhao has held Series 7 and 66 licenses as a broker at a national brokerage firm and is an independent financial advisor. From October 2000 to October 2005, Ms. Zhao worked as accountant and auditor at Liang & Company Accountancy Corp., firm in Los Angeles. Ms. Zhao is a co-founder of the Southern California Chinese Professional Association. She holds an MS in Finance from the Kelley School of Business at Indiana University and is a Certified Public Accountant.

Mr. Zewei Xu was appointed as the Chief Engineer of Zhongxi in July 2004 and has served as our Chief Engineer since November 1, 2007. From 1999 to 2004, Mr. Xu served as the chief engineer for Alloy Science. Prior to joining us, Mr. Xu served for Tianshui Electric Transmission Institute from June 1970. In 1986 Mr. Xu was the first one to utilize amorphous alloy materials for High Frequency Magnetic Amplifier Type Switching Power Supply, which was put into production in Qinling Electric Factory. Prior to that, Mr. Xu served in Tianjin Electric Transmission Institute from 1959 to 1970. Mr. Xu obtained a B.A. in Machine Building in Haerbin Industry University in 1959.

Mr. Guoan Zhang was appointed as Vice General Manager of Zhongxi and our Vice General Manager on May 1, 2007. On November 21, 2006, Mr. Zhang was appointed as a trustee for certain stockholders of China Power who were former stockholders of Alloy Science. He served as the factory director in the accessory company of Qin'an Group from 2001 to 2007. From 1999 to 2001, he served as the manager of Jia Dian company in Qin'an Group. From 1997 to 1999, he served as the director of sales department in Qin'an Group. From 1996 to 1997, he served as a chief engineer at the headquarters of air force communications in Lanzhon city. Prior to that, he served as the vice battalion commander of the communication battalion in Wugong Air Force Station from 1983 to 1996. Mr. Zhang graduated from the PRC's Air Force Engineering Institute in 1983.

There are no family relationships among our directors or officers.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer. None of our executive officers earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus (($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongxing Song	2008	6,876	10,308	—	—	—	—	—	17,184
CEO, President	2007	6,876	10,308	—	—	—	—	—	17,184

Compensation Discussion and Analysis

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Employment Agreements

Pursuant to an employment agreement between Zhongxi and Mr. Yonxing Song dated July 1, 2004, Mr. Song is employed by Zhongxi as its Chief Executive Officer. The term of the agreement is from July 1, 2004 to June 30, 2014. The agreement provides for a salary of RMB 4,000 (USD 573) per month with a performance bonus of RMB 6,000 (USD 859) per month. The employment agreement follows the PRC labor laws which include the provision of labor-related insurance, the ability of either party to terminate for cause, termination on 30 days' notice, termination without notice and the provision by Zhongxi of labor-related benefits.

Pursuant to an employment agreement between Zhongxi and Mr. Zewei Xu dated July 1, 2004, Mr. Xu is employed by Zhongxi as its Chief Engineer. The term of the agreement is from July 1, 2004 to December 31, 2009. The agreement provides for a salary of RMB 2,000 (USD 286) per month with a performance bonus of up to RMB 3,000 (USD 429) per month. The employment agreement follows the PRC labor laws which include the provision of labor-related insurance, the ability of either party to terminate for cause, termination on 30 days' notice, termination without notice and the provision by Zhongxi of labor-related benefits.

Pursuant to an employment agreement between Zhongxi and Mr. Guoan Zhang dated May 1, 2007, Mr. Zhang is employed by Zhongxi as its Vice General Manager. The term of the agreement is from May 1, 2007 to April 30, 2012. The agreement provides for a salary of RMB 2,000 (USD 286) per month with a performance bonus of up to 3,000 (USD 429) per month. The employment agreement follows the PRC labor laws which include the provision of labor-related insurance, the ability of either party to terminate for cause, termination on 30 days' notice, termination without notice and the provision by Zhongxi of labor-related benefits.

Pursuant to an employment agreement between Zhongxi and Ms. Yaron Feng dated July 1, 2004, Ms. Feng is employed by Zhongxi as its Chief Financial Officer. The term of the agreement is from July 1, 2004 to December 31, 2009. The agreement provides for a salary of RMB 2,000 (USD 286) per month with a performance bonus of up to RMB 3,000 (USD 429) per month. The employment agreement follows the PRC labor laws which include the provision of labor-related insurance, the ability of either party to terminate for cause, termination on 30 days' notice, termination without notice and the provision by Zhongxi of labor-related benefits.

According to a Financial Service Contract entered into on May 14, 2008 between us and Elaine Zhao, Elaine Zhao provides financial service to us in consideration for the payment of $45,000 per year and a stock option to purchase 50,000 shares of our common stock granted upon the effective date of a registration statement of the Company’s filed with the Securities and Exchange Commission at an exercise price of $.23 per share. Ms. Zhao shall be granted an additional option to purchase 25,000 shares of our common stock each 6 months thereafter at an exercise price equal to the lower of the 30 day average stock price or the 180 day average stock price prior to the issue date. All options vest immediately and expire five years from the date of grant. The agreement may be terminated by either party with four weeks notice. As of the date of this report, no options have been issued to Ms. Zhao.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no outstanding options, no outstanding stock awards (vested or unvested) and no other equity plan awards as of December 31, 2008.

Option Exercises and Stock Vesting during 2008

None.

Director Compensation

The following table reflects the compensation of directors for our fiscal year ended December 31, 2008:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael Segal	—	—	—	—	—	—	0
Yarong Feng	—	—	—	—	—	—	0

We pay no compensation to the directors for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2009 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

		Amount and
	Name and Address of	Nature of Beneficial	Percent of
Title of Class	Beneficial Owner	Owner	Class (1)
Common Stock	Yongxin Song, Chairman of Board, President, CEO 6th Floor, Fei Jing International, No. 15 Gao Xin 6th Road, Hi-tech Industrial Development Zone,Xi’an, Shaanxi, China, 710075	2,953,125	19.8%

Common Stock	Michael Segal, Director 11 East 86th Street, Suite 19B New York, NY 10028	65,323	0.40%

Common Stock	Elaine Lanfeng Zhao, CFO 20955 Pathfinder Road, Suite 100 Diamond Bar, CA 91765	0	-

Common Stock	Yarong Feng, Director 6th Floor, Fei Jing International, No. 15 Gao Xin 6th Road, Hi-tech Industrial Development Zone,Xi’an, Shaanxi, China, 710075	195,750	1.30%

Common Stock	ZeWei Xu, Chief Engineer 6th Floor, Fei Jing International, No. 15 Gao Xin 6th Road, Hi-tech Industrial Development Zone,Xi’an, Shaanxi, China, 710075	303,750	2.0%

Common Stock	Guoan Zhang, Vice General Manager 6th Floor, Fei Jing International, No. 15 Gao Xin 6th Road, Hi-tech Industrial Development Zone,Xi’an, Shaanxi, China, 710075	0	-

Common Stock	All Directors and Officers of the Company as a group	3,517,948	23.	5%

Common Stock	Trustees for Alloy Science Shareholders (2)	3,803,625	25.5%

Common Stock	Zhejiang Lvneng Electric Co., Ltd. 1F, Building 3, No.75 Wen Yi West Road, Hangzhou City, Zhejiang Province, China	560,100	3.8%

Common Stock	Friedland Corporate Investor Services LLC, 600 So. Cherry Street, Suite 530 Denver, Co. 80246 (3)	1,451,613	9.7%

Common Stock & Warrants	KWCB Investments, Ltd. Room B-2403, Yihe Bldg Hanguang Road, Xi'An. Shaanxi Province 710065. (4)	6,087,200	35.86%

Common Stock & Warrants	Jing Li Hay A9E Intol Apartment Gau Zhang Garden Xibuhe Chao Yang District, Beijing, PRC (5)	869,600	7.37%

Common Stock & Warrants	Yao Gao Room 5 Unit 2, No1 Xinme High Tech Area, Chengdu Sichuan Province, PRC (6)	869,600	7.37%

(1) As of March 30, 2009 we had 14,908,313 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on March 30, 2009, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 14,908,313, the number of shares outstanding on March 30, 2009, and (ii) the total number of shares underlying the warrants, which each of the stockholders has the right to acquire within 60 days following March 30, 2009.

(2) The trustees for the trust holding 3,803,625 shares of our common stock are: Ms. Yarong Feng and Mr. Guoan Zhang pursuant to the terms of the Voting Trust and Escrow Agreement by and among the members of the board of Zhongxi and the shareholders of China Power and Equipment who were parties thereto, dated November 21, 2006 (the “Voting Agreement”). Any holder may terminate the voting trust relationship upon written notice to the trustees at any time after November 21, 2008. The Voting Agreement gives the Trustees the right to vote on all matters brought before the shareholders holding our common stock. Ms. Feng and Mr. Zhang’s addresses are 6th Floor, Fei Jing International, No. 15 Gao Xin 6th Road, Hi-tech Industrial Development Zone,Xi'an, Shaanxi, China, 710075.

(3) Jeffery Friedland has voting and investment control for Friedland Corporate Investor Services, Inc.

(4) Consists of (a) 3,043,600 shares of common stock and (b) 3,043,600 shares of common stock issuable upon exercise of the warrants. Jin Wu has voting and investment control for KWCB Investments, Ltd.

(5) Consists of (a) 434,800 shares of common stock and (b) 434,800 shares of common stock issuable upon exercise of the warrants.

(6) Consists of (a) 434,800 shares of common stock and (b) 434,800 shares of common stock issuable upon exercise of the warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Xi'an Zhongxi Zhengliu Transformer Factory, Ltd. has held 2 million shares or 6.25% of Zhongxi since August 24, 2004. On July 11, 2007, Xi'an Zhongxi Zhengliu Transformer Factory, Ltd. transferred 100% of its ownership interests to Zhejiaing Lvneng Electric Co., Ltd. We have received a copy of the agreement transferring such interests and that agreement states that the consideration for the transfer was the payment of transfer fees by Xi'an Zhongxi Zhengliu Dianlu Transformer Factory, Ltd. As these parties are not affiliated with us, we are unaware of any other consideration for the transfer.

On November 8, 2006 An Sen and Zhongxi entered into a Management Entrustment Agreement with An Sen granting An Sen the right to manage and control Zhongxi, receive the financial benefits and be exposed to the financial risks of Zhongxi. An Sen and Zhongxi share common officers and directors. As a result, the Management Entrustment Agreement was not entered into at an arm’s length basis because the parties to the agreement were related prior to the transaction and were under common control immediately thereafter.

As previously described in this report under “Description of Business” our board of directors has the right to appoint the board of directors of Zhongxi and its officers and directors.

As of December 31, 2008, we were owed $48,698 from two of our shareholders and directors, and $48,550 from one affiliated company in the process of setting up. The advances were non interest bearing and are payable on demand.

As of December 31, 2008, we owed $1,167 to one shareholder of the Company. The advance was non interest bearing and is payable on demand.

$90,847 was recorded as rental income received from Zhongxi Zhengliu Transformers Co., Ltd which is a former shareholder of Zhongxi for the fiscal year ended December 31, 2007.

Zhongxi is currently leasing 2,000 square meters of land from Zhongxi Zhengliu Dianlu Transformer Co., Ltd. which is a former shareholder of Zhongxi, for an annual rent of RMB 100,000 yuan ($14,363). The term of the lease runs for a period of 24 years beginning January 1, 2005. Zhongxi currently rents the factory built on the 2,000 square meters of land to Xi'an Zhongxi Zengliu Dianlu Transformer Factory, Ltd. for an annual rent of RMB 500,000 ($71,816). The term of the lease is 3 years, which expires in March 2009.

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,006 (RMB1,090,000). The equity method has been used for this investment for the six months ended June 30, 2008 and fiscal year ended December 31, 2007, respectively. Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) which is a related party of the Company.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $145,896.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees paid or accrued by us for the audit and other services provided or to be provided by Child, Van Wagoner & Bradshaw, PLLC for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$64,000	$56,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	20,248	28,892

PART IV

ITEM 15. EXHIBITS

Number	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on May 17, 2006. (1)

3.2	Articles of Amendment. filed with the Secretary of State of the State of Maryland on August 2, 2007.(1)

3.3	Articles of Amendment filed with the Secretary of State of the State of Maryland on September 14, 2007.(1)

3.4	Articles of Amendment filed with the Secretary of State of the State of Maryland on November 13, 2007.(1)

3.5	Bylaws of the Company.(1)

3.6	Articles of Amendment filed with the Secretary of State of the State of Maryland on February 29, 2008.(2)

3.7	Xi'an Amorphous Alloy Zhongxi Transformer Co., Ltd. Articles of Association.(3)

4.1	Form of $1.00 Common Stock Warrant.(1)

9.1	Voting Trust and Escrow Agreement, dated, November 21, 2006, by and among Zhongxi Shareholders and their trustees.(2)

10.1	Management Entrustment Agreement, dated November 8, 2006, entered into by and between An Sen and Zhongxi.(1)

10.2	Form of Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock. (2)

10.3	Form of Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock. (1)

10.4
Investment Trust Agreement by and among Xi’an Amorphous Alloy Science & Technology Co., Ltd., Song Yongxing, Mao Junming, Xu Zewei, Dai Tao, Wang Yuefeng, Lin Yuan, Zhang Wei, Feng Yarong, Shi Sujun, Yu Xinzheng dated October 28, 2006.(2)

10.5	Common Stock and Warrant Purchase Agreement by and among China Power Equipment, Inc. and Seaside Capital II. LLC, dated January 4, 2008. (2)

10.6
Restated Warrant to Purchase common stock (Exhibit A to the Form of Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers of the Series A Convertible Preferred Stock filed as Exhibit 10.3 to this Registration Statement). (3)

10.7
Lease Contract for Workshop, Land and Affiliated Equipment, dated September 10, 2004, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd, and Xi’an Zhongxi Zhengliu Dianlu Transformer Factory. (3)

10.8
Contract to Sublease Workshop to Xi’an Zhongxi Zhengliu Dianlu Transformer Factory, dated March 25, 2006, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd, and Xi’an Zhongxi Zhengliu Dianlu Transformer Factory. (3)

10.9	Cooperation Agreement, dated May 27, 2005, between An Tai Science & Technology Co., Ltd. and Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. (3)

10.10	Yongchun Science & Technology Inducstry Center Agreement, dated August 20, 2005, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Xi’An Yongchun Science & Technology Co., Ltd. (3)

10.11	Termination Agreement, dated October 25, 2007, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Xi’An Yongchun Science & Technology Co., Ltd. (3)

10.12
Cooperative Manufacturing Agreement, dated November 11, 2007, by and among Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd, Xi’An Yongchun Science & Technology Co., Ltd., Zhejing Lvneng Electric Co., Ltd. and Xinzhi Chai. (3)

10.13	Employment Agreement, dated July 1, 2004, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Yongxing Song. (3)

10.14	Employment Agreement, dated July 1, 2004, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Yaong Feng. (3)

10.15	Employment Agreement, dated May 1, 2007, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Gou’an Zhang. (3)

10.16	Employment Agreement, dated July 1, 2004, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Zewei Xu. (3)

10.17	Amended and Restated Management Entrustment Agreement between An Sen and Zhongxi. (3)

10.18	Share Holding Transfer Agreement, dated May 10, 2005, between Xi’an Amorphous Alloy Science & Technology Co., Ltd. and Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. (4)

10.19	Technology Transfer Agreement, dated September 2, 2004, between Xi’an Amorphous Alloy Science & Technology Co., Ltd. and Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. (4)

10.20
Technology Development (Entrust) Contract, dated April 14, 2005, between Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. and Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd. (4)

10.21
Termination Agreement, dated June 25, 2008, by and among Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd, Xi’An Yongchun Science & Technology Co., Ltd., Zhejing Lvneng Electric Co., Ltd. and Xinzhi Chai. (4)

10.22	Preliminary Financial Service Agreement, dated May 14, 2008, between ELZ Accountancy Corp., and China Power Equipment, Inc. (4)

10.23	Transfer of Offering The Capital, dated July 11, 2007, between Xi’an Zhongxi Zhengliu Dianlu Transformer Factory and Zhejing Lvneng Electric Co., Ltd. (4)

10.24
Agreement, dated September 25, 2008, by and among Xi'an Amorphous Alloy Zhongxi Transformer Co., Ltd., An Sen (Xi'an) Power Science & Technology Co., Ltd., Zhejiang Lvneng Electric Co.Ltd. and Xi'an Zhongxi Zhengliu Dianlu Transformer Factory, Ltd. (5)

21.1	List of Subsidiaries.

31.1	Certification of Yongxing Song pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Elaine Lanfeng Zhao pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147349) filed with the SEC on November 13, 2007.

(2) Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on February 29, 2008.

(3) Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on April 30, 2008.

(4) Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on August 5, 2008.

(5) Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on September 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POWER EQUIPMENT, INC

Date: March 31, 2009	By:	/s/ Yongxing Song
Yongxing Song
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Elaine Lanfeng Zhao
Elaine Lanfeng Zhao
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities on March 31, 2009.

/s/ Yongxing Song Yongxing Song, Director

/s/ Yarong Feng Yarong Feng, Director

/s/ Michael Segal Michael Segal, Director