Form 10-K/A
period 2008-12-31
China Power Equipment, Inc.
filed 2009-04-01
CIK 1418134

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed on March 31, 2009, is being filed to include the report of the independent registered public accounting firm regarding the consolidated balance sheet of China Power Equipment, Inc. as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders equity and cash flow for the year then ended which was inadvertently omitted from the original filing.

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA Scott L. Farnes
Report of Independent Registered Public Accounting Firm

To the Audit Committee/Board of Directors Stockholders of
China Power Equipment, Inc.
Xi’an, People’s Republic of China

We have audited the consolidated balance sheet of China Power Equipment, Inc. (theCompany) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Power Equipment, Inc. as of December 31, 2007, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net
Child, Van Wagoner & Bradshaw, PLLC Salt Lake City, Utah April 23, 2008

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

/s/ Yongxing Song Yongxing Song, Director

/s/ Yarong Feng Yarong Feng, Director

/s/ Michael Segal Michael Segal, Director

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002