Form 10-Q
period 2009-03-31
China Power Equipment, Inc.
filed 2009-05-15
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 14, 2009 there were 14,908,313 shares of common stock outstanding.

CHINA POWER EQUIPMENT, INC.

China Power Equipment, Inc.
Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007

China Power Equipment, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash	$1,466,091	$1,071,038
Accounts receivable, net	1,514,828	2,013,305
Advance to suppliers	736,397	771,407
Inventory, net (Note 3)	813,932	461,634
Other receivables	121,939	125,445
Prepaid expenses	131,471	132,255
Value-added tax recoverable	4,442	-
Total Current Assets	4,789,100	4,575,084

Related party receivables (Note 11)	99,270	97,248
Property, plant and equipment, net (Note 4)	3,084,720	3,116,422
Intangible assets, net (Note 6)	212,620	220,742
Long-term investment (Note 5)	266,649	236,384
Deposit on contract rights (Note 12)	1,314,713	1,313,064
Prepaid capital lease (Note 9)	115,467	116,694
Total Assets	$9,882,539	$9,675,638

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$757,551	$710,480
Accrued liabilities and other payables	455,664	409,040
Advance from customers	33,239	142,156
Lease payable - current portion (Note 9)	1,947	1,944
Note payable (Note 8)	58,432	58,358
Value-added tax payable	-	64,686
Income taxes payable (Note 7)	183,828	235,262
Related party payable (Note 11)	1,169	1,167
Total Current Liabilities	1,491,830	1,623,093

Long-term Liabilities
Lease payable - non current portion (Note 9)	117,475	117,327
Total Long-term Liabilities	117,475	117,327

Stockholders' Equity
Preferred stock: par value $0.001 per share, 10,000,000 shares authorized;
None issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
14,908,313 shares issued and outstanding at March 31, 2009 and December 31, 2008	14,908	14,908
Additional paid in capital	7,176,041	7,176,041
Statutory surplus reserve fund (Note 10)	202,665	202,665
Retained earnings/(Accumulated deficit)	(134,950)	(462,971)
Accumulated other comprehensive income	1,014,570	1,004,575
Total stockholders' equity	8,273,234	7,935,218
Total Liabilities and Stockholders' Equity	$9,882,539	$9,675,638

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended,
	March 31,
	2009	2008
Revenue, net	$2,702,296	$2,329,665
Cost of goods sold	(2,152,579)	(1,585,052)
Gross profit	549,717	744,613

Selling, general and administrative expenses	200,553	159,204

Net income (loss) from operations	349,164	585,409

Other income (expenses)
Gain on investment	29,964	22,208
Other income	-	13,936
Other expenses	(14)	-
Interest income	4,374	2,232
Interest expense	(117)	(23,302)
Foreign exchange loss	-	(2,712)
Total other income	34,207	12,362

Net income before income taxes	383,371	597,771

Income taxes	55,350	86,376

Net income after income taxes	$328,021	$511,395

Earnings per share - basic	$0.02	$0.05
Earnings per share - diluted	$0.02	$0.04

Weighted average common shares outstanding:
Basic	14,908,313	10,063,102
Diluted	14,908,313	12,462,081

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended,
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$328,021	$511,395
Adjustments to reconcile net income to net cash:
Depreciation expense	49,843	49,344
Amortization expense	8,398	8,013
Provision of bad debts	-	15,817
Gain on investment	(29,964)	(22,208)
Changes in operating assets and liabilities:
Accounts receivable	500,934	246,565
Advance to suppliers	35,974	(640,584)
Inventory	(351,668)	94,706
Other receivables	3,663	58,664
Prepaid expenses	950	-
Accounts payable	46,172	7,965
Accrued expenses and other payables	46,106	(222,957)
VAT tax payable	(69,199)	(49,220)
Income taxes payable	(51,722)	86,376
Advance from customers	(109,080)	45,195
Net cash provided by (used in) operating activities	408,428	189,071

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(12,858)	(47,800)
Advances to related parties	(1,899)	-
Repayment from related parties	-	62,472
Net cash provided by (used in) investing activities	(14,757)	14,672

Cash Flows from Financing Activities
Repayment to related parties	-	(210,563)
Net cash provided by (used in) financing activities	-	(210,563)

Effect of exchange rate changes on cash and cash equivalents:	1,382	38,281

Increase (decrease) in cash and cash equivalents	395,053	31,461
Cash and cash equivalents, beginning of period	1,071,038	1,073,895
Cash and cash equivalents, end of period	$1,466,091	$1,105,356

Supplemental disclosure of cash flow information
Interest paid in cash	$117	$3,008
Income taxes paid in cash	$107,072	$-

Non-cash investing and financing activities:
Issuance of stocks for advance from investor	$-	$100,000

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

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
Unaudited

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

The financial statements of An Sen and Zhongxi are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the three months ended March 31, 2009 and 2008, the foreign currency translation adjustments to the Company’s comprehensive income were $9,995 and $256,888, respectively.

Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or market value.  Cost has been determined using the first-in, first-out method.  Inventory quantities on-hand is regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

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

Shipping Costs
The Company’s shipping and handling costs are included in Selling, general and administrative expenses. For the three months ended March 31, 2009 and 2008, the shipping costs were $23,263 and $6,033, respectively.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $63,300 and $63,221 at March 31, 2009 and December 31, 2008, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on our financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We do not expect the impact of the adoption of SFAS 160 to be material.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We do not expect the impact of this adoption to be material.

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

NOTE 3– INVENTORY

Inventory consists of:

	March 31,	December 31,
	2009	2008

Raw materials	$785,014	$424,986
Work in progress	12,171	13,349
Finished goods	16,747	23,299
Less: provision for impairment loss
on inventory	-	-
Total inventory	$813,932	$461,634

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2009	2008

Plant and office building	$2,386,313	$2,383,319
Machinery and production equipment	955,390	941,347
Office equipment	3,794	3,789
Construction in progress	586,217	585,482

Total	3,931,714	3,913,937

Less accumulated depreciation	(846,994)	(797,515)

Property, plant and equipment, net	$3,084,720	$3,116,422

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

NOTE 5 – INVESTMENT

Investment consists of:

	March 31,	December 31,
	2009	2008
20% equity interest	$266,649	$236,384
	$266,649	$236,384

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,226 (RMB1,090,000).  The equity method has been used for this investment for the three months ended March 31, 2009 and 2008, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) which is a related party of the Company. The balances for the investment including earnings from the investment as of March 31, 2009 and December 31, 2008 were $266,649 and $236,384, respectively. An evaluation had been performed by the company as of December 31, 2008 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the three months ended March 31, 2009 and 2008:

Yan An Amorphous Alloy Transformer Co., Ltd

	Three Months Ended March 31,
	2009	2008
Exchange rate	6.8466	7.1757
Sales	$1,177,751	$1,050,278
Gross profit	$215,528	$213,207
Income from continuing operations	$141,262	$111,040
Net income	$141,262	$111,040
20% investment earnings	$28,252	$22,208
Exchange rate	6.8456	7.0222
Dividends received	$-	$-

Income statement items are translated at the average exchange rates for the periods; dividends receivable are translated at the period end exchange rates.

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of March 31, 2009 and December 31, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd

	March 31, 2009		December 31, 2008
	RMB	USD	RMB	USD
Total assets	25,303,372	3,696,297	23,948,797	3,494,032
Total liabilities	14,751,062	2,154,824	14,363,650	2,095,598
Net assets	10,552,310	1,541,473	9,585,148	1,398,434
Zhongxi's 20% ownership	2,110,462	308,295	1,917,030	279,687
Ending balance of investment account	1,825,370	266,649	1,620,222	236,384
Difference	285,092	41,646	296,808	43,303

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

The difference of $41,646 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

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

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of March 31, 2009:

Yan An Amorphous Alloy Transformer Co., Ltd Shareholders’ List

	Shareholders’ Name	# of shares	%
1	Mr. Chang Ming	4,500,000	60.0%
2	Zhongxi	1,500,000	20.0%
3	Mr. Yang Shuchen	500,000	6.7%
4	Mr. Zhao Chongxiao	500,000	6.7%
5	Mr. Wang Xinyu	500,000	6.6%
	Total	7,500,000	100%

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	March 31,	December 31,
	2009	2008

Technical know-how	$219,120	$218,844
Amorphous Transformer Technique	116,863	116,717
Total	335,983	335,561

Less: accumulated amortization	(123,363)	(114,819)

Intangible assets, net	$212,620	$220,742

The intangible assets consist of two patents for the production technology of amorphous alloy transformers in China.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $146,079. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $116,863.  The technology is being amortized over 10 years based on useful life estimation.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $73,040. The technical know-how is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $33,592.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

NOTE 7 – INCOME TAXES

United States
The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no taxable income for the three months ended March 31, 2009 and 2008, respectively. The applicable income tax rates for the Company for the three months ended March 31, 2009 and 2008 are 34%.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2009.

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2009	2008
Current tax
- PRC	$55,350	$86,376
- Deferral tax provision	-	-

Total	$55,350	$86,376

NOTE 8 – NOTE PAYABLE

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,432 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2008. The company extended this loan for one year until December 27, 2009.

Future minimum principal payments are as follows:

For the Year Ended December 31:
2009	$58,432
Total	$58,432

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

NOTE 9– CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd which is a former shareholder of Zhongxi.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $1,947 for the year ended December 31, 2009 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $138,820 (RMB958,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $115,467 and $116,694 as of March 31, 2009 and December 31, 2008, respectively.

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:
2009	$1,947
2010	2,153
2011	2,382
2012	2,634
2013	2,913
Thereafter	107,393
Less Current Portion	(1,947)
Long Term Portion	$117,475

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

The Company has appropriated $202,665 as reserve for the statutory surplus reserve requirement as of March 31, 2009 and December 31, 2008.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $159,826 and $129,862 as of March 31, 2009 and December 31, 2008, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Balance as of March 31, 2009
As of March 31, 2009, the Company was owed $75,492 from two of the Company’s shareholders and directors, and $23,778 from one affiliated company in the process of setting up. The advances were non interest bearing and are payable on demand.

As of March 31, 2009, the Company owed $1,169 to one shareholder of the Company. The advance was non interest bearing and are payable on demand.

Related Party Balance as of December 31, 2008
As of December 31, 2008, the Company was owed $48,698 from two of the Company’s shareholders and directors, and $48,550 from one affiliated company in the process of setting up. The advances were non interest bearing and are payable on demand.

As of December 31, 2008, the Company owed $1,167 to one shareholder of the Company. The advance was non interest bearing and are payable on demand.

Names and relationship of related parties	Existing relationships with the Company
Shaanxi Amorphous Alloy Power Co., Ltd. (temporary name)	Intend to establish company

Mr. Song Yongxing	A shareholder and officer of the company

Ms. Feng Yarong	A shareholder of the company

On November 8, 2006, An Sen and Zhongxi entered into a Management Entrustment Agreement with Zhongxi granting An Sen the right to manage and control Zhongxi, receive the financial benefits and be exposed to the financial risks of Zhongxi. An Sen and Zhongxi share common officers and directors. As a result, the Management Entrustment Agreement was not entered into at an arm’s length basis because the parties to the agreement are under common control.

NOTE 12 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,314,713 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2009. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

NOTE 13 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

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

Common Stock
At March 31, 2009 the Company has 100,000,000 shares of common stock authorized and 14,908,313 shares issued and outstanding at par value $0.001 per share.

Warrants
The Company has from time-to-time issued warrants to purchase its common stock to certain parties who have invested in the Company. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activity for the warrants for the three months ended March 31, 2009.

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2008	4,456,700	$1.00
Issued/(exercised)	-	-
Warrants outstanding, March 31, 2009	4,456,700	$1.00

Exercisable as of March 31, 2009	4,456,700	$1.00

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
Unaudited

NOTE 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2009	2008
Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$328,021	$511,395
Net income applicable to common shareholders	$328,021	$511,395

Denominator:
Weighted average common shares outstanding	14,908,313	10,063,102
Basic earnings per share	$0.02	$0.05

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$328,021	$511,395
Net income applicable to common shareholders	$328,021	$511,395

Denominator:
Weighted average common shares outstanding	14,908,313	10,063,102
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	2,398,979
Shares used in computing diluted earnings per share	14,908,313	12,462,081
Diluted earnings per share	$0.02	$0.04

NOTE 16 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2009 and December 31, 2008  were as follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Accumulated other comprehensive income, beginning of period	$1,004,575	$585,381
Change in cumulative translation adjustment	9,995	419,194
Accumulated other comprehensive income, end of period	$1,014,570	$1,004,575

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

Overview

We design, manufacture and distribute amorphous alloy cores and power transformers in the People's Republic of China (“PRC”) that constitute the main component of a new generation of energy saving electrical power transformers.  In addition, we continue as a distributor of electrical power transformers and traditional steel silicon cores.  Currently, amorphous alloy cores and power transformers products represent about 97% of our current revenue and traditional steel silicon cores and transformers represent about the other 3% of our revenue. We expect that the amorphous alloy cores product will be our major product in the near future.

Our business is conducted primarily through our operating company, Xi’an Amorphous Alloy Zhongxi & Technology Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly foreign-owned entity” (“WOFE”) under Chinese law.

As of March 31, 2009 and December 31, 2008, we had accumulated deficit of $134,950 and $462,971, respectively. Between February 13, 2007 and May 30, 2007, we raised $925,000 in a private placement of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share which we issued together with an aggregate of 4,021,900 warrants to purchase our common stock at a purchase price of $1.00 per share.  On December 18, 2008, the Series A Convertible Preferred Stock were converted into 4,021,900 shares of common stock. In connection with the conversion, the Company recorded a deemed dividend of $2,193,483 for the beneficial conversion feature embedded in the preferred stock and charged to retained earnings. We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the amorphous alloy cores production facilities. If we are unable to generate sufficient net cash from our operations to support the investment in the development of our amorphous alloy cores production facilities in the future, we may have to finance our operations from the current funds available or seek equity or debt financing from the capital market.

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

Equity investments

We account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or control using equity method. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. We invested $159,226 (using the exchange rate of RMB6.8456/1 USD as of March 31, 2009) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence over the entity.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS 141R on our financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We do not expect the impact of the adoption of SFAS 160 to be material.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. We do not expect the impact of this adoption to be material.

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

Results of Operations

Revenue

	Three Months Ended March 31,				% of
	2009		2008		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$1,594,729	59%	$1,041,836	45%	53%
Amorphous Alloy Transformer	1,014,336	38%	1,038,914	44%	-2%
Traditional Steel Silicon Cores & Transformer	93,231	3%	248,915	11%	-63%
Total:	$2,702,296	100%	$2,329,665	100%	16%

Total net revenues increased $372,631 or 16% during the three months ended March 31, 2009, compared to the same period of 2008. This was primarily due to the increase in amorphous alloy core revenues as the result of increase in production.  The revenues of amorphous alloy transformer and traditional Steel Silicon Cores & transformer decreased because the Company is focused on amorphous alloy core as major product and is not actively marketing for those two products.

Cost of Goods Sold

	Three Months Ended March 31,				% of
	2009		2008		change
	COGS	%	COGS	%
Amorphous Alloy Core	$1,265,934	59%	$708,422	45%	79%
Amorphous Alloy Transformer	799,174	37%	701,309	44%	14%
Traditional Steel Silicon Cores & Transformer	87,471	4%	175,321	11%	-50%
Total:	$2,152,579	100%	$1,585,052	100%	36%

Costs of goods sold increased $567,527 or 36% during the three months ended March 31, 2009, compared to the same period of 2008. This was primarily due to the increase in costs of amorphous alloy core and transformer as a result of the increase in the raw materials cost. The increase in the sales of amorphous alloy core also contributed to the increase in the cost of goods sold.

Gross Profit

	Three Months Ended March 31,				% of
	2009		2008		change
	Gross Margin	GM%	Gross Margin	GM%
Amorphous Alloy Core	$328,795	21%	$333,414	32%	-1%
Amorphous Alloy Transformer	215,162	21%	337,605	32%	-36%
Traditional Steel Silicon Cores & Transformer	5,760	6%	73,594	30%	-92%
Total:	$549,717	20%	$744,613	32%	-26%

Gross profit decreased $194,896 or 26% during the three months ended March 31, 2009, compared to the same period of 2008. This was primarily due to the increase in the average unit cost without a proportionate increase in average unit price as a result of the increase in the raw materials cost.

Selling, General and Administration Expenses

	Three Months Ended March 31,				% of
	2009		2008		change
		% of Revenue		% of Revenue
Selling, general and administrative expenses	$200,553	7%	$159,204	7%	26%

Selling, general and administrative expenses increased by $41,349 or 26% during the three months ended March 31, 2009, compared to the same period of 2008. It was mainly due to additional costs associated with becoming a public company in the United States such as professional and consulting fee, increase in freight expense as more customers requested paid delivery service, and increase in salary expense.

Gain on investment

	Three Months Ended March 31,		% of
	2009	2008	change
Gain on investment	$29,964	$22,208	35%

Gain on investment for the three months ended March 31, 2009 increased $7,756 or 35%, compared to the same period of 2008 which was due to more earnings on the 20% equity method investment. We invested $159,226 (using the exchange rate of RMB 6.8456/1 USD as of March 31, 2009) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence on the entity.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the three months ended March 31, 2009 and 2008:

Yan An Amorphous Alloy Transformer Co., Ltd

	Three Months Ended March 31,
	2009	2008
Exchange rate	6.8466	7.1757
Sales	$1,177,751	$1,050,278
Gross profit	$215,528	$213,207
Income from continuing operations	$141,262	$111,040
Net income	$141,262	$111,040
20% investment earnings	$28,252	$22,208
Exchange rate	6.8456	7.0222
Dividends received	$-	$-

Income statement items are translated at the average exchange rates for the periods; dividends received are translated at the period end exchange rates.

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of March 31, 2009 and December 31, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd

	March 31, 2009		December 31, 2008
	RMB	USD	RMB	USD
Total assets	25,303,372	3,696,297	23,948,797	3,494,032
Total liabilities	14,751,062	2,154,824	14,363,650	2,095,598
Net assets	10,552,310	1,541,473	9,585,148	1,398,434
Zhongxi's 20% ownership	2,110,462	308,295	1,917,030	279,687
Ending balance of investment account	1,825,370	266,649	1,620,222	236,384
Difference	285,092	41,646	296,808	43,303

The difference of $41,646 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

Other Income

	Three Months Ended March 31,		% of
	2009	2008	change
Other income	$-	$13,936	-100%

We received $13,936 in local government subsidy as a high-tech enterprise in the first quarter of 2008

Interest Expenses

	Three Months Ended March 31,		% of
	2009	2008	change
Interest expenses	$117	$23,302	-99%

Interest expenses decreased by $23,185 or 99% for the three months ended March 31, 2009, compared with the same period of 2008. It was mainly because one bank loan was paid off in the third quarter of 2008.

Income taxes

	Three Months Ended March 31,
	2009	2008
Income taxes	$55,350	$86,376
Effective tax rate	14%	14%

Our China operating company is subject to a PRC 25% standard enterprise income tax. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the tax exemptions for the years ended December 31, 2005 and 2004, and a 50% tax reduction for as long as Zhongxi meets the high-tech enterprise qualification. The decrease in the income taxes for the three months ended March 31, 2009 compared with the same period of 2008 were mainly due to the decrease in net income before income taxes as the result of decrease in gross profit.

Liquidity and Capital Resources

We have funded our recent operations mainly through cash generated from operations. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. The following table is the summary of our liquidity and capital resources for the reported periods:

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$1,466,091	$1,071,038
Working capital	$3,297,270	$2,951,991
Stockholders' equity	$8,273,234	$7,935,218

The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$408,428	$189,071
Net cash provided by (used in) investing activities	(14,757)	14,672
Net cash (used in) financing activities	-	(210,563)
Effect of exchange rate changes on cash and cash equivalents	1,382	38,281
Net increase (decrease) in cash and cash equivalents	$395,053	$31,461

Operating activities:

For the three months ended March 31, 2009, net cash provided by operating activities was $408,428. This was primarily due to the net income of $328,021, adjusted by non-cash related expenses including depreciation and amortization of $58,241, and non-cash related gain on investment of $29,964, further increased by a net increase in working capital items of $52,130. The net increase in working capital items was mainly due to the decreases in accounts receivable of $500,934 and increase in accounts payable and accrued expenses and other payables of $92,278. The net increase in working capital items was partially offset by the decrease of $109,080 in advance to suppliers, $120,921 in VAT and income tax payables, and the increase of $351,668 in inventory.

For the three months ended March 31, 2008, net cash provided by operating activities was $189,071. This was primarily due to the net income of $511,395, adjusted by non-cash related expenses including depreciation and amortization of $57,357, provision of bad debts of $15,817, and gain on investment of $22,208, offset by a net decrease in working capital items of $373,290. The net decrease in working capital items was mainly due to the increase of $640,584 in advance to suppliers, the decrease of $222,957 in accrued expenses and other payables and $49,220 in VAT tax payable. The net decrease in working capital items was partially offset by the decrease of $246,565 in accounts receivable, $94,706 in inventory, $58,664 in other receivables, the increase of $86,376 in income taxes payable, and $45,195 in advance from customers.

Investing activities:

Net cash used in investing activities was $14,757 for the three months ended March 31, 2009. It was primarily due to the acquisitions of plant equipment of $12,858 and advance to related parties of $1,899.

Net cash provided by investing activities was $14,672 for the three months ended March 31, 2008. It was primarily due to the $62,472 repayment of advance to related parties offset by the acquisitions of plant equipment of $47,800.

Financing activities:

Net cash used in financing activities was $210,563 for the three months ended March 31, 2008.  It was primarily due to the $210,563 repayment to related parties.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

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

At the conclusion of the three months ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

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

CHINA POWER EQUIPMENT, INC.

May 15, 2009	By:	/s/ Yongxing Song
Name: Yongxing Song Title: Chief Executive Officer and President (Principal Executive Officer)

May 15, 2009	By:	/s/ Elaine Lanfeng Zhao
Name: Elaine Lanfeng Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)