Form 10-Q
period 2009-06-30
China Power Equipment, Inc.
filed 2009-08-13
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2009 there were 14,908,313 shares of common stock outstanding.

CHINA POWER EQUIPMENT, INC.

China Power Equipment, Inc.
Index to Consolidated Financial Statements

Contents

Page(s)
Consolidated Financial Statements

Consolidated Balance Sheets Unaudited	F-1

Consolidated Statements of Cash Flows-Unaudited	F-2

Consolidated Statements of Operations-Unaudited	F-3

Notes to Consolidated Financial Statements-Unaudited	F-4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
China Power Equipment, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash	$1,525,418	$1,071,038
Accounts receivable, net	2,422,684	2,013,305
Advance to suppliers	475,200	771,407
Inventory, net (Note 3)	1,098,316	461,634
Prepaid expenses and other receivables	320,256	257,700
Total Current Assets	5,841,874	4,575,084

Related party receivables (Note 11)	23,781	97,248
Property, plant and equipment, net (Note 4)	3,693,776	3,116,422
Intangible assets, net (Note 6)	423,388	220,742
Long-term investment (Note 5)	244,245	236,384
Deposit on contract rights (Note 12)	1,314,867	1,313,064
Prepaid capital lease (Note 9)	114,106	116,694
Total Assets	$11,656,037	$9,675,638

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$943,584	$710,480
Accrued liabilities and other payables	499,359	409,040
Advance from customers	33,242	142,156
Lease payable - current portion (Note 9)	1,947	1,944
Note payable (Note 8)	58,439	58,358
Value-added tax payable	72,609	64,686
Income taxes payable (Note 7)	348,550	235,262
Related party payable (Note 11)	1,169	1,167
Total Current Liabilities	1,958,899	1,623,093

Long-term Liabilities
Lease payable - non current portion (Note 9)	117,489	117,327
Total Long-term Liabilities	117,489	117,327

Stockholders' Equity
Preferred stock: par value $0.001 per share, 10,000,000 shares authorized;
None issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
14,908,313 shares issued and outstanding at June 30, 2009 and December 31, 2008	14,908	14,908
Additional paid in capital	7,176,041	7,176,041
Statutory surplus reserve fund (Note 10)	202,665	202,665
Retained earnings/(Accumulated deficit)	1,171,412	(462,971)
Accumulated other comprehensive income	1,014,623	1,004,575
Total stockholders' equity	9,579,649	7,935,218
Total Liabilities and Stockholders' Equity	$11,656,037	$9,675,638

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008

Revenue, net	$5,888,375	$2,236,584	$8,590,671	$4,566,249
Cost of goods sold	(4,510,872)	(1,727,023)	(6,663,451)	(3,312,075)
Gross profit	1,377,503	509,561	1,927,220	1,254,174

Selling, general and administrative expenses	224,650	176,589	425,217	335,793

Net income (loss) from operations	1,152,853	332,972	1,502,003	918,381

Other income (expenses)
Gain on investment	21,409	40,045	51,373	62,253
Other income	350,881	-	350,881	13,936
Interest income	1,441	235	5,815	2,467
Interest expense	-	(56,214)	(117)	(79,516)
Foreign exchange loss	-	-	-	(2,712)
Total other income	373,731	(15,934)	407,952	(3,572)

Net income before income taxes	1,526,584	317,038	1,909,955	914,809

Income taxes	220,222	6,292	275,572	92,668

Net income after income taxes	$1,306,362	$310,746	$1,634,383	$822,141

Earnings per share - basic	$0.09	$0.03	$0.11	$0.08
Earnings per share - diluted	$0.09	$0.02	$0.11	$0.06

Weighted average common shares outstanding:
Basic	14,908,313	10,886,413	14,908,313	10,879,246
Diluted	14,908,313	14,908,313	14,908,313	14,901,146

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended,
	June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$1,634,383	$822,141
Adjustments to reconcile net income to net cash:
Depreciation expense	99,989	100,691
Amortization expense	16,805	16,263
Provision of bad debts	-	14,152
Gain on investment	(51,373)	(62,253)
Changes in operating assets and liabilities:
Accounts receivable	(407,393)	362,897
Advance to suppliers	297,444	104,062
Inventory	(636,159)	(2,718)
Prepaid expenses and other receivables	(62,252)	38,061
Accounts payable	232,249	31,123
Accrued expenses and other payables	89,743	(217,582)
VAT tax payable	7,908	(9,824)
Income taxes payable	113,096	6,140
Advance from customers	(109,080)	28,470
Net cash provided by (used in) operating activities	1,225,360	1,231,623

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(17,681)	(49,214)
Addition in construction in progress	(653,078)	-
Acquisitions of intangible assets	(219,301)	-
Repayment from related parties	73,656	76,905
Dividend from equity interest subsidiary	43,860	-
Net cash provided by (used in) investing activities	(772,544)	27,691

Cash Flows from Financing Activities
Repayment to related parties	-	(217,942)
Net cash provided by (used in) financing activities	-	(217,942)

Effect of exchange rate changes on cash and cash equivalents:	1,564	92,567

Increase (decrease) in cash and cash equivalents	454,380	1,133,939
Cash and cash equivalents, beginning of period	1,071,038	1,073,895
Cash and cash equivalents, end of period	$1,525,418	$2,207,834

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$37,677
Income taxes paid in cash	$55,404	$89,082

Non-cash investing and financing activities:
Issuance of stocks for advance from investor	$-	$100,000

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

The financial statements of An Sen and Zhongxi are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the six months ended June 30, 2009, the foreign currency translation adjustments to the Company’s comprehensive income were $10,013.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Plant and office building	20 years
Plant machinery	10 years
Automobile	10 years
Office equipment	5 years

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

Shipping Costs
The Company’s shipping and handling costs are included in Selling, general and administrative expenses. For the six months ended June 30, 2009 and 2008, the shipping costs were $46,987 and $8,371, respectively.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $63,307 and $63,221 at June 30, 2009 and December 31, 2008, respectively.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the impact of this adoption to be material.

NOTE 3– INVENTORY

Inventory consists of:

	June 30,	December 31,
	2009	2008

Raw materials	$980,116	$424,986
Work in progress	12,344	13,349
Finished goods	105,856	23,299
Less: provision for impairment loss
on inventory	-	-
Total inventory	$1,098,316	$461,634

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30,	December 31,
	2009	2008

Plant and office building	$2,386,592	$2,383,319
Machinery and production equipment	955,502	941,347
Automobile	4,819
Office equipment	3,794	3,789
Construction in progress	1,238,898	585,482

Total	4,589,605	3,913,937

Less accumulated depreciation	(895,829)	(797,515)

Property, plant and equipment, net	$3,693,776	$3,116,422

NOTE 5 – INVESTMENT

Investment consists of:

	June 30,	December 31,
	2009	2008
20% equity interest	$244,245	$236,384
	$244,245	$236,384

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,245 (RMB1,090,000).  The equity method has been used for this investment for the six months ended June 30, 2009 and 2008, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science). The balances for the investment including earnings from the investment as of June 30, 2009 and December 31, 2008 were $244,245 and $236,384, respectively. An evaluation had been performed by the company as of December 31, 2008 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the six months ended June 30, 2009 and 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	Six Months Ended June 30,
	2009	2008
Exchange rate	6.8448	7.1757
Sales	$2,245,187	$2,313,742
Gross profit	$388,417	$469,690
Income from continuing operations	$239,710	$298,940
Net income	$239,710	$298,940
20% investment earnings	$47,942	$59,788
Dividends received	$43,829	$-

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of June 30, 2009 and December 31, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	June 30, 2009		December 31, 2008
	RMB	USD	RMB	USD
Total assets	23,917,628	3,494,277	23,948,797	3,494,032
Total liabilities	14,191,711	2,073,357	14,363,650	2,095,598
Net assets	9,725,917	1,420,921	9,585,148	1,398,434
Zhongxi's 20% ownership	1,945,183	284,184	1,917,030	279,687
Ending balance of investment account	1,671,808	244,245	1,620,222	236,384
Difference	273,375	39,939	296,808	43,303

The difference of $39,939 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

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

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of June 30, 2009:

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

On June 18, 2009, Zhongxi purchased a technical know-how for $219,145. The technical know-how is being amortized over 10 years based on estimated useful life.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $146,096. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $116,877.  The technology is being amortized over 10 years based on useful life estimation.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $73,048. The technical know-how is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $55,517.

NOTE 7 – INCOME TAXES

United States
The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no taxable income for the six months ended June 30, 2009 and 2008, respectively. The applicable income tax rates for the Company for the six months ended June 30, 2009 and 2008 are 34%.

PRC
The Company’s China operation is subject to a PRC 25% standard enterprise income tax based on its taxable net profit.  However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a 50% tax reduction for as long as Zhongxi meets the high-tech enterprise qualification.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2009.

The provision for income taxes consists of the following:

	Six Months Ended June 30,
	2009	2008
Current tax
- PRC	$275,572	$92,668
- Deferral tax provision	-	-

Total	$275,572	$92,668

NOTE 8 – NOTE PAYABLE

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,439 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2008. The company extended this loan for one year until December 27, 2009.

Future minimum principal payments are as follows:

For the Year Ended December 31:

2009	$58,439
Total	$58,439

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

As the result, approximately $140,005 (RMB958,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $114,106 and $116,694 as of June 30, 2009 and December 31, 2008, respectively.

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:

2009	$1,947
2010	2,153
2011	2,382
2012	2,634
2013	2,914
Thereafter	107,406
Less Current Portion	(1,947)
Long Term Portion	$117,489

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

The Company has appropriated $202,665 as reserve for the statutory surplus reserve requirement as of June 30, 2009 and December 31, 2008.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $181,235 and $129,862 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Balance as of June 30, 2009

As of June 30, 2009, the Company was owed $23,781 from one affiliated company in the process of setting up. The advances were non interest bearing and are payable on demand.

As of June 30, 2009, the Company owed $1,169 to one shareholder of the Company. The advance was non interest bearing and are payable on demand.

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

NOTE 12 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,314,867 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2009. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

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

Common Stock
At June 30, 2009 the Company has 100,000,000 shares of common stock authorized and 14,908,313 shares issued and outstanding at par value $0.001 per share.

Warrants
The Company has from time-to-time issued warrants to purchase its common stock to certain parties who have invested in the Company. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activity for the warrants for the six months ended June 30, 2009.

		Weighted
	Underlying	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2008	4,456,700	$1.00
Issued/(exercised)	-	-
Warrants outstanding, June 30, 2009	4,456,700	$1.00

Exercisable as of June 30, 2009	4,456,700	$1.00

NOTE 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Months Ended June 30,
	2009	2008

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,634,383	$822,141
Net income (loss) applicable to common shareholders	$1,634,383	$822,141

Denominator:
Weighted average common shares outstanding	14,908,313	10,879,246
Basic earnings per share	$0.11	$0.08

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,634,383	$822,141
Net income (loss) applicable to common shareholders	$1,634,383	$822,141

Denominator:
Weighted average common shares outstanding	14,908,313	10,879,246
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	4,021,900
Shares used in computing diluted earnings per share	14,908,313	14,901,146
Diluted earnings per share	$0.11	$0.06

NOTE 16 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2009 and December 31, 2008  were as follows:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008

Accumulated other comprehensive income, beginning of period	$1,004,575	$585,381
Change in cumulative translation adjustment	10,048	419,194
Accumulated other comprehensive income, end of period	$1,014,623	$1,004,575

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and distribute amorphous alloy cores and power transformers in the People's Republic of China (“PRC”) that constitute the main component of a new generation of energy saving electrical power transformers.  In addition, we continue as a distributor of electrical power transformers and traditional steel silicon cores.  Currently, amorphous alloy cores and power transformers products represent about 99% of our current revenue and traditional steel silicon cores and transformers represent about the other 1% of our revenue. We expect that the amorphous alloy cores product will be our major product in the near future.

Our business is conducted primarily through our operating company, Xi’an Amorphous Alloy Zhongxi & Technology Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly foreign-owned entity” (“WOFE”) under Chinese law.

As of June 30, 2009 and December 31, 2008, we had retained earnings of $1,171,412 and accumulated deficit of $462,971, respectively. Between February 13, 2007 and May 30, 2007, we raised $925,000 in a private placement of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share which we issued together with an aggregate of 4,021,900 warrants to purchase our common stock at a purchase price of $1.00 per share.  On December 18, 2008, the Series A Convertible Preferred Stock were converted into 4,021,900 shares of common stock. In connection with the conversion, the Company recorded a deemed dividend of $2,193,483 for the beneficial conversion feature embedded in the preferred stock and charged to retained earnings. We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the amorphous alloy cores production facilities. If we are unable to generate sufficient net cash from our operations to support the investment in the development of our amorphous alloy cores production facilities in the future, we may have to finance our operations from the current funds available or seek equity or debt financing from the capital market.

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

We believe the following critical accounting policies rely on the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Our revenue recognition policies are in compliance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) 104. Revenue is recognized when product is shipped to customers and a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and cash collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers. We are subject to value added tax (VAT) withholdings and payments. Sales are recorded net of VAT.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments. Significant judgment is required to assess whether the impairment is other-than-temporary. Our judgment of whether an impairment is other-than-temporary is based on an assessment of factors including severity of the impairment, expected duration of the impairment and forecasted recovery of fair value.

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

Foreign Currency Translation

Our functional currency and reporting currency are the United States dollar.  The functional currency of An Sen and Zhongxi is the RMB.

Our assets and liabilities are translated into United States dollars at the period-end exchange rate. Revenues and expenses are translated into United States dollars at weighted average exchange rates. Equity transactions are translated using historical rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Intangible and Other Long-Lived Assets

Intangibles and other long-lived assets are stated at cost, less accumulated amortization and impairments. Our intangible assets are being amortized over the expected useful economic life of 10 years.

We review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets. Changes in these estimates and assumptions could materially impact our financial position and results of operations.

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

Accounts Receivable

Accounts receivable includes billings for the products delivered.  We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including our historical experience regarding the customers’ ability to pay and general economic conditions.

Equity investments

We account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or control using equity method. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. We invested $159,245 (using the exchange rate of RMB6.8448/1 USD as of June 30, 2009) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence over the entity.

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

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  We are currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the impact of this adoption to be material.

Results of Operations

Revenue

	Three Months Ended June 30,				% of
	2009		2008		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$3,694,811	63%	$1,339,468	60%	176%
Amorphous Alloy Transformer	2,193,564	37%	767,206	34%	186%
Traditional Steel Silicon Cores & Transformer	-	0%	129,910	6%	-100%
Total:	$5,888,375	100%	$2,236,584	100%	163%

	Six Months Ended June 30,				% of
	2009		2008		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$5,289,540	62%	$2,381,304	52%	122%
Amorphous Alloy Transformer	3,207,900	37%	1,806,120	40%	78%
Traditional Steel Silicon Cores & Transformer	93,231	1%	378,825	8%	-75%
Total:	$8,590,671	100%	$4,566,249	100%	88%

Total net revenues increased $3,651,791 or 163% and $4,024,422 or 88% during the quarter and six months ended June 30, 2009, compared to the same periods of 2008. This was primarily due to the increase in amorphous alloy core and transformer revenues as a result of increased demand from existing customers and new customers.  The revenues of traditional Steel Silicon Cores & transformer decreased because we are focused on amorphous alloy core as major product and is not actively marketing for that product.

Cost of Goods Sold

	Three Months Ended June 30,				% of
	2009		2008		change
	COGS	%	COGS	%
Amorphous Alloy Core	$2,812,333	62%	$1,028,903	60%	173%
Amorphous Alloy Transformer	1,698,539	38%	589,875	34%	188%
Traditional Steel Silicon Cores & Transformer	-	0%	108,245	6%	-100%
Total:	$4,510,872	100%	$1,727,023	100%	161%

	Six Months Ended June 30,				% of
	2009		2008		change
	COGS	%	COGS	%
Amorphous Alloy Core	$4,078,267	61%	$1,737,325	52%	135%
Amorphous Alloy Transformer	2,497,713	37%	1,291,184	39%	93%
Traditional Steel Silicon Cores & Transformer	87,471	1%	283,566	9%	-69%
Total:	$6,663,451	100%	$3,312,075	100%	101%

Costs of goods sold increased $2,783,849 or 161% and $3,351,376 or 101% during the quarter and six months ended June 30, 2009, compared to the same periods of 2008. This was primarily due to the increase in the revenues of amorphous alloy core and transformer. The higher raw materials cost for amorphous alloy core and transformer experienced in the first quarter of 2009 also contributed to the increase in the cost of goods sold for the six months ended June 30, 2009.

Gross Profit

	Three Months Ended June 30,				% of
	2009		2008		change
	Gross Profit	GM%	Gross Profit	GM%
Amorphous Alloy Core	$882,478	24%	$310,565	23%	184%
Amorphous Alloy Transformer	495,025	23%	177,331	23%	179%
Traditional Steel Silicon Cores & Transformer	-	n/a	21,665	17%	-100%
Total:	$1,377,503	23%	$509,561	23%	170%

	Six Months Ended June 30,				% of
	2009		2008		change
	Gross Profit	GM%	Gross Profit	GM%
Amorphous Alloy Core	$1,211,273	23%	$643,979	27%	88%
Amorphous Alloy Transformer	710,187	22%	514,936	29%	38%
Traditional Steel Silicon Cores & Transformer	5,760	6%	95,259	25%	-94%
Total:	$1,927,220	22%	$1,254,174	27%	54%

Gross profit increased $867,942 or 170% and $673,046 or 54% during the quarter and six months ended June 30, 2009, compared to the same periods of 2008. This was primarily due to the increase in the sales of amorphous alloy core and transformer.

The overall gross profit margin decreased 5 percentage points in the six months ended June 30, 2009 compared to the same period of 2008 was primarily due to higher raw materials cost for amorphous alloy core and transformer experienced in the first quarter of 2009.

Selling, General and Administration Expenses

	Three Months Ended June 30,				% of
	2009		2008		change
		% of Revenue		% of Revenue
Selling, general and administrative expenses	$224,650	4%	$176,589	8%	27%

	Six Months Ended June 30,				% of
	2009		2008		change
		% of Revenue		% of Revenue
Selling, general and administrative expenses	$425,217	5%	$335,793	7%	27%

Selling, general and administrative expenses increased by $48,061 or 27% and $89,424 or 27% during the quarter and six months ended June 30, 2009, respectively, compared to the same periods of 2008. It was mainly due to increases in sales related tax levy and freight expense resulting from increase in revenues, additional costs associated with becoming a public company in the United States such as professional and consulting fee, and increase in administrative personnel salary expense.

Gain on investment

	Three Months Ended June 30,		% of	Six Months Ended June 30,		% of
	2009	2008	change	2009	2008	change
Gain on investment	$21,409	$40,045	-47%	$51,373	$62,253	-17%

Gain on investment for the quarter and six months ended June 30, 2009 decreased $18,636 or 47% and $10,880 or 17%, respectively, compared to the same periods of 2008 was due to less earnings from the 20% equity method investment. We invested $159,245 (using the exchange rate of RMB 6.8448/1 USD as of June 30, 2009) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence on the entity.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the six months ended June 30, 2009 and 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	Six Months Ended June 30,
	2009	2008
Exchange rate	6.8448	7.1757
Sales	$2,245,187	$2,313,742
Gross profit	$388,417	$469,690
Income from continuing operations	$239,710	$298,940
Net income	$239,710	$298,940
20% investment earnings	$47,942	$59,788
Dividends received	$43,829	$-

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of June 30, 2009 and December 31, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	June 30, 2009		December 31, 2008
	RMB	USD	RMB	USD
Total assets	23,917,628	3,494,277	23,948,797	3,494,032
Total liabilities	14,191,711	2,073,357	14,363,650	2,095,598
Net assets	9,725,917	1,420,921	9,585,148	1,398,434
Zhongxi's 20% ownership	1,945,183	284,184	1,917,030	279,687
Ending balance of investment account	1,671,808	244,245	1,620,222	236,384
Difference	273,375	39,939	296,808	43,303

The difference of $39,939 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

Other Income

	Three Months Ended June 30,		% of	Six Months Ended June 30,		% of
	2009	2008	change	2009	2008	change
Other income	$350,881	$-	n/a	$350,881	$13,936	2418%

During the quarter and six months ended June 30, 2009, we received $350,881 consulting fee for providing technical support to potential customers. In the first quarter of 2008, we received $13,936 in local government subsidy as a high-tech enterprise.

Interest Expenses

	Three Months Ended June 30,		% of	Six Months Ended June 30,		% of
	2009	2008	change	2009	2008	change
Interest expenses	$-	$56,214	-100%	$117	$79,516	-100%

Interest expenses decreased by $56,214 or 100% and $79,399 or 100%, respectively, for the quarter and six months ended June 30, 2009, compared with the same periods of 2008. It was mainly because one major bank loan was paid off in the third quarter of 2008.

Income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2008	2007
Income taxes	$220,222	$6,292	$275,572	$92,668
Effective tax rate	14%	2%	14%	10%

Our China operating company is subject to a PRC 25% standard enterprise income tax. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the tax exemptions for the years ended December 31, 2005 and 2004, and a 50% tax reduction for as long as Zhongxi meets the high-tech enterprise qualification. The increases in the income taxes for the quarter and six months ended June 30, 2009 compared with the same periods of 2008 were mainly due to the increase in net income before income taxes as the result of increase in revenues. The effective tax rate for the quarter ended June 30, 2008 was only 2% because prior period over-accrued income taxes was adjusted in that quarter.

Liquidity and Capital Resources

We have funded our recent operations mainly through cash generated from operations. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. The following table is the summary of our liquidity and capital resources for the reported periods:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$1,525,418	$1,071,038
Working capital	$3,882,975	$2,951,991
Stockholders' equity	$9,579,649	$7,935,218

The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$1,225,360	$1,231,623
Net cash provided by (used in) investing activities	(772,544)	27,691
Net cash (used in) financing activities	-	(217,942)
Effect of exchange rate changes on cash and cash equivalents	1,564	92,567
Net increase in cash and cash equivalents	$454,380	$1,133,939

Operating activities:

For the six months ended June 30, 2009, net cash provided by operating activities was $1,225,360. This was primarily due to the net income of $1,634,383, adjusted by non-cash related expenses including depreciation and amortization of $116,794, and non-cash related gain on investment of $51,373, decreased by a net decrease in working capital items of $474,444. The net decrease in working capital items was mainly due to the increase in accounts receivable of $407,393, increase in inventory of $636,159, and increase in advance from customers of $109,080. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses and other payables of $321,992, decrease in advance to suppliers of $297,444, and the increase in VAT and income tax payables of $121,004.

For the six months ended June 30, 2008, net cash provided by operating activities was $1,231,623. This was primarily due to the net income of $822,141, adjusted by non-cash related expenses including depreciation of $100,691, amortization of $16,263, provision of bad debts of $14,152, and non-cash related gain on investment of $62,253, plus a net increase in working capital items of $340,629. The net increase in working capital items was mainly due to the decrease of $362,897 in accounts receivable, the decrease of $104,062 in advance to suppliers, and the increase of $31,123 in accounts payable. The net increase in working capital items was partially offset by the decrease of $217,582 in accrued expenses and other payables.

Investing activities:

Net cash used in investing activities was $772,544 for the six months ended June 30, 2009. It was attributable to the capital expenditures of $890,060 on construction in progress, intangible asset and automobile, partially offset by the dividend received from the 20% equity investment of $43,860 and repayment from related parties of $73,656.

Net cash provided by investing activities was $27,691 for the six months ended June 30, 2008. It was primarily due to the $76,905 repayment of advance to related parties offset by the acquisitions of plant equipment of $49,214.

Financing activities:

Net cash used in financing activities was $217,942 for the six months ended June 30, 2008. It was primarily due to the $217,942 repayment to related parties.

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

At the conclusion of the six months ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

CHINA POWER EQUIPMENT, INC.

August 12, 2009	By:	/s/ Yongxing Song
Name: Yongxing Song Title: Chief Executive Officer and President (Principal Executive Officer)

August 12, 2009	By:	/s/ Elaine Lanfeng Zhao
Name: Elaine Lanfeng Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)