Form 10-Q
period 2009-09-30
China Power Equipment, Inc.
filed 2009-11-13
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009 there were 14,908,313 shares of common stock outstanding.

CHINA POWER EQUIPMENT, INC.

China Power Equipment, Inc.
Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Power Equipment, Inc.
Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash	$1,754,576	$1,071,038
Accounts receivable, net	3,107,758	2,013,305
Advance to suppliers	115,925	771,407
Inventory, net (Note 3)	627,574	461,634
Prepaid expenses and other receivables	321,105	257,700
Total Current Assets	5,926,938	4,575,084

Related party receivables (Note 11)	22,879	97,248
Property, plant and equipment, net (Note 4)	3,868,178	3,116,422
Intangible assets, net (Note 6)	409,941	220,742
Long-term investment (Note 5)	253,334	236,384
Deposit on contract rights (Note 12)	1,316,251	1,313,064
Deposit for purchase of equipment	767,813	-
Prepaid capital lease (Note 9)	112,851	116,694
Total Assets	$12,678,185	$9,675,638

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$545,483	$710,480
Accrued liabilities and other payables	409,529	409,040
Advance from customers	32,758	142,156
Lease payable - current portion (Note 9)	1,949	1,944
Note payable (Note 8)	58,500	58,358
Value-added tax payable	118,916	64,686
Income taxes payable (Note 7)	379,613	235,262
Related party payable (Note 11)	1,170	1,167
Total Current Liabilities	1,547,918	1,623,093

Long-term Liabilities
Lease payable - non current portion (Note 9)	117,612	117,327
Total Long-term Liabilities	117,612	117,327

Stockholders' Equity
Preferred stock: par value $0.001 per share, 10,000,000 shares authorized;
None issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
14,908,313 shares issued and outstanding at September 30, 2009 and December 31, 2008	14,908	14,908
Additional paid in capital	7,186,928	7,176,041
Statutory surplus reserve fund (Note 10)	202,665	202,665
Retained earnings/(Accumulated deficit)	2,582,738	(462,971)
Accumulated other comprehensive income	1,025,416	1,004,575
Total stockholders' equity	11,012,655	7,935,218
Total Liabilities and Stockholders' Equity	$12,678,185	$9,675,638

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008

Revenue, net	$7,893,399	$2,239,265	$16,484,070	$6,805,514
Cost of goods sold	(5,931,174)	(1,722,363)	(12,594,625)	(5,034,438)
Gross profit	1,962,225	516,902	3,889,445	1,771,076

Operating expenses:
Selling, general and administrative expenses	318,471	191,336	743,688	527,129
Stock-based compensation	10,887	-	10,887	-
Total operating expenses	329,358	191,336	754,575	527,129

Net income (loss) from operations	1,632,867	325,566	3,134,870	1,243,947

Other income (expenses)
Gain on investment	8,827	9,356	60,200	71,609
Other income	20,465	69,754	371,346	83,690
Interest income	31	999	5,846	3,231
Interest expense	-	(42,577)	(117)	(65,879)
Foreign exchange loss	-	-	-	(2,712)
Total other income	29,323	37,532	437,275	89,939

Net income before income taxes	1,662,190	363,098	3,572,145	1,333,886

Income taxes	250,864	133,953	526,436	226,621

Net income after income taxes	$1,411,326	$229,145	$3,045,709	$1,107,265

Earnings per share - basic	$0.09	$0.02	$0.20	$0.10
Earnings per share - diluted	$0.09	$0.02	$0.20	$0.07

Weighted average common shares outstanding:
Basic	14,908,313	10,886,413	14,908,313	10,881,652
Diluted	14,908,313	14,908,313	14,908,313	14,903,552

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended,
	September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$3,045,709	$1,107,265
Adjustments to reconcile net income to net cash:
Depreciation expense	150,202	152,912
Amortization expense	30,692	24,654
Stock-Based Compensation	10,887	-
Provision of bad debts	-	51,778
Gain on investment	(60,200)	(71,609)
Changes in operating assets and liabilities:
Accounts receivable	(1,089,566)	298,076
Advance to suppliers	657,035	80,416
Inventory	(164,502)	(397,721)
Prepaid expenses and other receivables	(62,763)	15,952
Accounts payable	(166,641)	(179,271)
Accrued expenses and other payables	(567)	(289,664)
VAT tax payable	54,115	(114,327)
Income taxes payable	143,776	62,790
Advance from customers	(109,599)	140,440
Net cash provided by (used in) operating activities	2,438,578	881,691

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(17,681)	(49,214)
Addition in constuction in progress	(872,341)	-
Acquisitions of intangible assets	(219,301)	-
Deposit for purchase of equipment	(767,420)	-
Repayment from related parties	74,582	119,612
Dividend from equity interest subsidiary	43,860	-
Net cash provided by (used in) investing activities	(1,758,301)	70,398

Cash Flows from Financing Activities
Repayment to related parties	-	(217,942)
Repayment to short term loans	-	(1,116,312)
Net cash provided by (used in) financing activities	-	(1,334,254)

Effect of exchange rate changes on cash and cash equivalents:	3,261	98,199

Increase (decrease) in cash and cash equivalents	683,538	(283,966)
Cash and cash equivalents, beginning of period	1,071,038	1,073,895
Cash and cash equivalents, end of period	$1,754,576	$789,929

Supplemental disclosure of cash flow information
Interest paid in cash	$117	$112,051
Income taxes paid in cash	$382,660	$166,386

Non-cash investing and financing activities:
Issuance of stocks for advance from investor	$-	$100,000
Dividend receivable from equity interest subsidiary	$-	$72,962
Reclass long-term investment to advance to suppliers	$-	$718,100

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

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (“the Agreement”) with Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into this agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. As discussed in Principles of Consolidation in Note 2, An Sen has been determined to have a controlling financial interest in Zhongxi as a result of the Agreement, allowing the accounts of Zhongxi to be consolidated with those of An Sen. Applying the rules of SFAS 141, Business Combinations, included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC”) 805, Business Combinations, Zhongxi was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition resulting in the recapitalization of Zhongxi. Costs and expenses incurred by China Power and An Sen were made in anticipation of the transaction with Zhongxi and have therefore been pushed down and included in the consolidated financial statements.

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

As of November 8, 2006, the date the Management Entrustment Agreement became effective, the Company determined to consolidate the results of Zhongxi based on the criteria under Emerging Issues Task Force, or EITF, Issue No. 97-2, included in the Codification as ASC 810, Consolidation. According to that topic, the execution of the Agreement is considered to be a business combination. Accordingly, Zhongxi was determined to be the accounting acquirer and the consolidation with China Power is considered to be a recapitalization of Zhongxi. Periods prior to the combination contain the accounts of Zhongxi and periods subsequent to the combination include the accounts of Zhongxi combined with those of China Power and An Sen. Assets and liabilities are recorded at their historical cost basis and the combination resulted in no gain, loss, or goodwill. All inter-company accounts have been eliminated in consolidation.

In concluding that the accounts of Zhongxi should be consolidated, the Company reviewed An Sen’s relationship with Zhongxi under the provisions of the Management Entrustment Agreement and determined that there was a controlling financial interest based on the criteria of ASC 810 relating to the term of the Agreement; An Sen’s ability to exercise control over the operations of Zhongxi and the relationship with its employees and directors; and the fact that An Sen maintains a significant financial interest in Zhongxi.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

ASC 810 requires the term of the Agreement be at least the entire remaining life of Zhongxi or a period of 10 years or more. The Company determined that it met the term criteria because termination is prohibited by Zhongxi, making termination within the control of the Company.

In addition, the Company determined that the control criteria under ASC 810 was met because the Agreement assigns to An Sen the charge of normal business operations as well as the ability to nominate and replace the board of directors, hire and fire management staff, and determine compensation.

Finally, the financial interest criteria under ASC 810 require that An Sen be able to control the ability to sell or transfer the operations of Zhongxi and the income generated by Zhongxi. The Agreement specifically gives An Sen the responsibility of formulating plans regarding matters including merger, division, change of corporate form and dissolution of Zhongxi and assigns the income and operations of Zhongxi to An Sen.

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

The financial statements of An Sen and Zhongxi are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation, included in the Codification as ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Shareholders Equity, included in the Codification as ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the income statement.  During the nine months ended September 30, 2009, the foreign currency translation adjustments to the Company’s comprehensive income were $20,841.

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
Unaudited

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

Shipping Costs
The Company’s shipping and handling costs are included in Selling, general and administrative expenses. For the nine months ended September 30, 2009 and 2008, the shipping costs were $69,825 and $9,253, respectively.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $63,374 and $63,221 at September 30, 2009 and December 31, 2008, respectively.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

NOTE 3– INVENTORY

Inventory consists of:

	September 30,	December 31,
	2009	2008

Raw materials	$494,475	$424,986
Work in progress	12,466	13,349
Finished goods	120,633	23,299
Less: provision for impairment loss on inventory	-	-
Total inventory	$627,574	$461,634

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2009	2008

Plant and office building	$2,389,106	$2,383,319
Machinery and production equipment	956,508	941,347
Automobile	4,824
Office equipment	3,798	3,789
Construction in progress	1,459,578	585,482

Total	4,813,814	3,913,937

Less accumulated depreciation	(945,636)	(797,515)

Property, plant and equipment, net	$3,868,178	$3,116,422

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 5 – INVESTMENT

Investment consists of:

	September 30,	December 31,
	2009	2008
20% equity interest	$253,334	$236,384
	$253,334	$236,384

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,413 (RMB1,090,000).  The equity method has been used for this investment for the nine months ended September 30, 2009 and 2008, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science). The balances for the investment including earnings from the investment as of September 30, 2009 and December 31, 2008 were $253,334 and $236,384, respectively. An evaluation had been performed by the company as of December 31, 2008 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the nine months ended September 30, 2009 and 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	Nine Months Ended September 30,
	2009	2008
Exchange rate	6.8376	7.0183
Sales	$2,819,041	$3,082,875
Gross profit	$482,056	$564,166
Income from continuing operations	$275,554	$339,682
Net income	$275,554	$339,682
20% investment earnings	$55,111	$67,936
Dividends received	$43,875	$72,938

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2009 and December 31, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	September 30, 2009		December 31, 2008
	RMB	USD	RMB	USD
Total assets	23,856,453	3,489,010	23,948,797	3,494,032
Total liabilities	13,887,177	2,031,002	14,363,650	2,095,598
Net assets	9,969,276	1,458,008	9,585,148	1,398,434
Zhongxi's 20% ownership	1,993,855	291,602	1,917,030	279,687
Ending balance of investment account	1,732,196	253,334	1,620,222	236,384
Difference	261,659	38,268	296,808	43,303

The difference of $38,268 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The discount is amortized over 10 years, the estimated useful lives of Yan An’s equipment and machinery which are considered the hard to value assets. According to APB 18, paragraph 19 (b) “A difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary.”, included in the Codification as ASC 323, Investments—Equity Method and Joint Ventures. When consolidating with Yan An, an entry would be made to reduce the depreciable value of Yan An’s hard to value fixed assets by the discount amount in order to properly allocate the consideration paid to the fair value of assets received and liabilities assumed. The reduction in the book value of the newly acquired fixed assets would result in a lower depreciation expense over the future lives of those fixed assets than that shown on the books of Yan An. Consequently, the Company would recognize income that is slightly higher than its proportionate share of Yan An’s reported income, which exactly is the effect of amortizing the discount into income over the lives of the fixed assets acquired.

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2009:

Yan An Amorphous Alloy Transformer Co., Ltd Shareholders’ List
	Shareholders’ Name	# of shares	%
1	Mr. Chang Ming	4,500,000	60.0%
2	Zhongxi	1,500,000	20.0%
3	Mr. Yang Shuchen	500,000	6.7%
4	Mr. Zhao Chongxiao	500,000	6.7%
5	Mr. Wang Xinyu	500,000	6.6%
	Total	7,500,000	100%

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	September 30,	December 31,
	2009	2008

Technical know-how	$438,750	$218,844
Amorphous Transformer Technique	117,000	116,717
Total	555,750	335,561

Less: accumulated amortization	(145,809)	(114,819)

Intangible assets, net	$409,941	$220,742

The intangible assets consist of two patents for the production technology of amorphous alloy transformers in China.

On June 18, 2009, Zhongxi purchased a technical know-how for $219,375. The technical know-how is being amortized over 10 years based on estimated useful life.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $146,250. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $117,000.  The technology is being amortized over 10 years based on useful life estimation.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $73,125. The technical know-how is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $55,575.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 7 – INCOME TAXES

United States
The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no taxable income for the nine months ended September 30, 2009 and 2008, respectively. The applicable income tax rates for the Company for the nine months ended September 30, 2009 and 2008 are 34%.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2009.

The provision for income taxes consists of the following:

	Nine Months Ended September 30,
	2009	2008
Current tax
- PRC	$526,436	$226,621
- Deferral tax provision	-	-

Total	$526,436	$226,621

NOTE 8 – NOTE PAYABLE

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,500 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2008. The company extended this loan for one year until December 27, 2009.

Future minimum principal payments are as follows:

For the Year Ended December 31:
2009	$58,500
Total	$58,500

NOTE 9– CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd which is a former shareholder of Zhongxi.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $1,949 for the year ended December 31, 2009 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $138,983 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $112,851 and $116,694 as of September 30, 2009 and December 31, 2008, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:
2009	$1,949
2010	2,156
2011	2,384
2012	2,637
2013	2,917
Thereafter	107,518
Less Current Portion	(1,949)
Long Term Portion	$117,612

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

The Company has appropriated $202,665 as reserve for the statutory surplus reserve requirement as of September 30, 2009 and December 31, 2008.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $190,063 and $129,862 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related Party Balance as of September 30, 2009
As of September 30, 2009, the Company was owed $22,879 from one affiliated company in the process of being set up. The advances were non interest bearing and are payable on demand.

As of September 30, 2009, the Company owed $1,170 to one shareholder of the Company. The advance was non interest bearing and are payable on demand.

Related Party Balance as of December 31, 2008
As of December 31, 2008, the Company was owed $48,698 from two of the Company’s shareholders and directors, and $48,550 from one affiliated company in the process of setting up. The advances were non interest bearing and are payable on demand.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

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

NOTE 12 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,316,251 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2009. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

Common Stock
At September 30, 2009 the Company has 100,000,000 shares of common stock authorized and 14,908,313 shares issued and outstanding at par value $0.001 per share.

Warrants
The Company has issued warrants in the May 2007 private placement to purchase its common stock. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activity for the warrants for the nine months ended September 30, 2009.

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2008	4,456,700	$1.00
Issued/(exercised)	-	-
Warrants outstanding, September 30, 2009	4,456,700	$1.00

Exercisable as of September 30, 2009	4,456,700	$1.00

Stock Options

On July 1, 2009, the Company granted 100,000 stock options to one of its officers. 25,000 stock options vest upon issuance and 37,500 each vest at the beginning of subsequent two quarters.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during 2009:

September 30, 2009
Risk-free interest rate (%)	1.6%
Expected dividend yield (%)	-
Expected option life (years)	3.0
Expected volatility (%)	138.3%
Weighted average grant date fair value	$0.41

The following table summarizes the activities for the Company’s options for the nine months ended September 30, 2009:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Balance at December 31, 2008	-
Options granted	100,000	$0.44
Balance at September 30, 2009	100,000	$0.44	4.8
Vested and exercisable as of September 30, 2009	25,000	$0.23	4.8

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at September 30, 2009:

Exercise Price	Options Outstanding	Options Exercisable and Vested

$0.23	25,000	25,000
$0.51	75,000
	100,000	25,000

At September 30, 2009, the Company recognized stock-based compensation expense of $10,887 related to these options.

NOTE 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2009	2008

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$3,045,709	$1,107,265
Net income (loss) applicable to common shareholders	$3,045,709	$1,107,265

Denominator:
Weighted average common shares outstanding	14,908,313	10,881,652
Basic earnings per share	$0.20	$0.10

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$3,045,709	$1,107,265
Net income (loss) applicable to common shareholders	$3,045,709	$1,107,265

Denominator:
Weighted average common shares outstanding	14,908,313	10,881,652
Weighted average effect of dilutive securities:
Convertible preferred stocks	-	4,021,900
Shares used in computing diluted earnings per share	14,908,313	14,903,552
Diluted earnings per share	$0.20	$0.07

NOTE 16 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2009 and December 31, 2008 were as follows:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008

Accumulated other comprehensive income, beginning of period	$1,004,575	$585,381
Change in cumulative translation adjustment	20,841	419,194
Accumulated other comprehensive income, end of period	$1,025,416	$1,004,575

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

Overview

We design, manufacture and distribute amorphous alloy cores and power transformers in the People's Republic of China (“PRC”) that constitute the main component of a new generation of energy saving electrical power transformers.  In addition, we distribute electrical power transformers and traditional steel silicon cores.  Currently, amorphous alloy cores and power transformers products represent almost 100% of our current revenue and the revenues of traditional steel silicon cores and transformers are very minimal. We expect the amorphous alloy cores product continue to be our major product.

Our business is conducted primarily through our operating company, Xi’an Amorphous Alloy Zhongxi & Technology Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly foreign-owned entity” (“WOFE”) under Chinese law.

As of September 30, 2009 and December 31, 2008, we had retained earnings of $2,582,738 and accumulated deficit of $462,971, respectively. Between February 13, 2007 and May 30, 2007, we raised $925,000 in a private placement of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share which we issued together with an aggregate of 4,021,900 warrants to purchase our common stock at a purchase price of $1.00 per share.  On December 18, 2008, the Series A Convertible Preferred Stock were converted into 4,021,900 shares of common stock. In connection with the conversion, the Company recorded a deemed dividend of $2,193,483 for the beneficial conversion feature embedded in the preferred stock and charged to retained earnings. We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the amorphous alloy cores production facilities. If we are unable to generate sufficient net cash from our operations to support the investment in the development of our amorphous alloy cores production facilities in the future, we may have to finance our operations from the current funds available or seek equity or debt financing from the capital market.

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

We believe the following critical accounting policies rely on the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Our revenue recognition policies are in compliance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) 104, included in the Codification as ASC 605, Revenue Recognition. Revenue is recognized when product is shipped to customers and a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and cash collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers. We are subject to value added tax (VAT) withholdings and payments. Sales are recorded net of VAT.

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

Equity investments

We account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or control using equity method. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. We invested $159,413 (using the exchange rate of RMB6.8376/1 USD as of September 30, 2009) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence over the entity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

Results of Operations

Revenue

	Three Months Ended September 30,
	2009		2008		% of
	Revenue	%	Revenue	%	change
Amorphous Alloy Core	$5,780,042	73%	$1,370,989	61%	322%
Amorphous Alloy Transformer	2,108,360	27%	813,466	36%	159%
Traditional Steel Silicon Cores & Transformer	4,997	0%	54,810	2%	-91%
Total:	$7,893,399	100%	$2,239,265	100%	252%

	Nine Months Ended September 30,				% of
	2009		2008		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$11,069,582	67%	$3,752,293	55%	195%
Amorphous Alloy Transformer	5,316,260	32%	2,619,586	38%	103%
Traditional Steel Silicon Cores & Transformer	98,228	1%	433,635	6%	-77%
Total:	$16,484,070	100%	$6,805,514	100%	142%

Total net revenues increased $5,654,134 or 252% and $9,678,556 or 142% during the quarter and nine months ended September 30, 2009, compared to the same periods of 2008. This was primarily due to the increase in amorphous alloy core and transformer revenues as a result of increased demands from existing customers and new customers. As Chinese government mandates that in the next few years, the country’s traditional transformers are being gradually replaced by amorphous alloy transformer, the demands for our products have increased substantially. In order to fulfill the customer orders, we have contracted out some orders to be produced by a manufactory to which we provide technical support. The revenues of traditional Steel Silicon Cores & transformer decreased because we are focused on amorphous alloy core as major product and is not actively marketing for those products.

Cost of Goods Sold

	Three Months Ended September 30,
	2009		2008		% of
	COGS	%	COGS	%	change
Amorphous Alloy Core	$4,317,744	73%	$1,048,901	61%	312%
Amorphous Alloy Transformer	1,609,615	27%	627,995	36%	156%
Traditional Steel Silicon Cores & Transformer	3,815	0%	45,467	3%	-92%
Total:	$5,931,174	100%	$1,722,363	100%	244%

	Nine Months Ended September 30,				% of
	2009		2008		change
	COGS	%	COGS	%
Amorphous Alloy Core	$8,396,011	67%	$2,786,226	55%	201%
Amorphous Alloy Transformer	4,107,328	33%	1,919,179	38%	114%
Traditional Steel Silicon Cores & Transformer	91,286	1%	329,033	7%	-72%
Total:	$12,594,625	100%	$5,034,438	100%	150%

Costs of goods sold increased $4,208,811 or 244% and $7,560,187 or 150% during the quarter and nine months ended September 30, 2009, compared to the same periods of 2008. This was primarily due to the increase in the revenues of amorphous alloy core and transformer. The increase in raw materials cost for amorphous alloy core and transformer also contributed to the increase in the cost of goods sold for the quarter and nine months ended September 30, 2009.

Gross Profit

	Three Months Ended September 30,
	2009		2008		% of
	Gross Profit	GM%	Gross Profit	GM%	change
Amorphous Alloy Core	$1,462,298	25%	$322,088	23%	354%
Amorphous Alloy Transformer	498,745	24%	185,471	23%	169%
Traditional Steel Silicon Cores & Transformer	1,182	24%	9,343	17%	-87%
Total:	$1,962,225	25%	$516,902	23%	280%

	Nine Months Ended September 30,
	2009		2008		% of
	Gross Profit	GM%	Gross Profit	GM%	change
Amorphous Alloy Core	$2,673,571	24%	$966,067	26%	177%
Amorphous Alloy Transformer	1,208,932	23%	700,407	27%	73%
Traditional Steel Silicon Cores & Transformer	6,942	7%	104,602	24%	-93%
Total:	$3,889,445	24%	$1,771,076	26%	120%

Gross profit increased $1,445,323 or 280% and $2,118,369 or 120% during the quarter and nine months ended September 30, 2009, compared to the same periods of 2008. This was primarily due to the increase in the revenues of amorphous alloy core and transformer.

The gross profit margin increased 2 percentage points in the quarter ended September 30, 2009 compared to the same period of 2008 was primarily due to the percentage increase in average selling price was higher than the percentage increase in average cost. The overall gross profit margin decreased 2 percentage points in the nine months ended September 30, 2009 compared to the same period of 2008 was primarily due to higher raw materials cost for amorphous alloy core and transformer experienced in the first quarter of 2009.

Selling, General and Administration Expenses

	Three Months Ended September 30,				% of
	2009		2008		change
		% of Revenue		% of Revenue
Selling, general and administrative expenses	$318,471	4%	$191,336	9%	66%

	Nine Months Ended September 30,				% of
	2009		2008		change
		% of Revenue		% of Revenue
Selling, general and administrative expenses	$743,688	5%	$527,129	8%	41%

Selling, general and administrative expenses increased by $127,135 or 66% and $216,559 or 41% during the quarter and nine months ended September 30, 2009, respectively, compared to the same periods of 2008. It was mainly due to increases in sales related tax levy and freight expense resulting from increase in revenues, additional costs associated with becoming a public company in the United States such as professional and consulting fee, and increase in administrative personnel salary expense.

Stock-based compensation

The company incurred $10,887 stock-based compensation in the quarter and nine months ended September 30, 2009 due to the stock options granted to an officer in the third quarter of 2009.   The values of these options are expensed over the term of the respective vesting periods.

Gain on investment

	Three Months Ended September 30,		% of	Nine Months Ended September 30,		% of
	2009	2008	change	2009	2008	change
Gain on investment	$8,827	$9,356	-6%	$60,200	$71,609	-16%

Gain on investment for the quarter and nine months ended September 30, 2009 decreased $529 or 6% and $11,409 or 16%, respectively, compared to the same periods of 2008 which was due to less earnings from the 20% equity method investment. We invested $159,413 (using the exchange rate of RMB 6.8376/1 USD as of September 30, 2009) or RMB1,090,000 in Yan An Amorphous Alloy Transformer Co., Ltd for 20% of its ownership in 2005.  We recorded this investment using equity method because of our significant influence on the entity.

The following table shows the summary of income statement for Yan An Amorphous Alloy Transformer Co., Ltd for the nine months ended September 30, 2009 and 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	Nine Months Ended September 30,
	2009	2008
Exchange rate	6.8376	7.0183
Sales	$2,819,041	$3,082,875
Gross profit	$482,056	$564,166
Income from continuing operations	$275,554	$339,682
Net income	$275,554	$339,682
20% investment earnings	$55,111	$67,936
Dividends received	$43,875	$72,938

The following table provides the summary of balance sheet information for Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2009 and December 31, 2008:

Yan An Amorphous Alloy Transformer Co., Ltd
	September 30, 2009		December 31, 2008
	RMB	USD	RMB	USD
Total assets	23,856,453	3,489,010	23,948,797	3,494,032
Total liabilities	13,887,177	2,031,002	14,363,650	2,095,598
Net assets	9,969,276	1,458,008	9,585,148	1,398,434
Zhongxi's 20% ownership	1,993,855	291,602	1,917,030	279,687
Ending balance of investment account	1,732,196	253,334	1,620,222	236,384
Difference	261,659	38,268	296,808	43,303

The difference of $38,268 was mainly due to the discount of RMB410,000 when Alloy Science purchased the 20% of ownership in Yan An Amorphous Alloy Transformer Co., Ltd. Yan An Amorphous Alloy Transformer Co., Ltd’s registered capital was RMB7,500,000 and Alloy Science invested RMB1,090,000 (instead of RMB1,500,000) to purchase the 20% of ownership of  Yan An Amorphous Alloy Transformer Co., Ltd.

Other Income

	Three Months Ended September 30,		% of	Nine Months Ended September 30,		% of
	2009	2008	change	2009	2008	change
Other income	$20,465	$69,754	-71%	$371,346	$83,690	344%

During the quarter and nine months ended September 30, 2009, we received $20,465 local government subsidy as a high-tech enterprise and $350,881 consulting fee for providing technical support to potential customers, among which the $20,465 local government subsidy was incurred in the quarter ended September 30, 2009. In the nine months ended September 30, 2008, we received $69,754 rental income and $13,936 local government subsidy, among which the $69,754 rental income was incurred in the quarter ended September 30, 2008.

Interest Expenses

	Three Months Ended September 30,		% of	Nine Months Ended September 30,		% of
	2009	2008	change	2009	2008	change
Interest expenses	$-	$42,577	-100%	$117	$65,879	-100%

Interest expenses decreased by $42,577 or 100% and $65,762 or 100%, respectively, for the quarter and nine months ended September 30, 2009, compared with the same periods of 2008. It was mainly because one major bank loan was paid off in the third quarter of 2008.

Income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2008	2007
Income taxes	$250,864	$133,953	$526,436	$226,621
Effective tax rate	15%	37%	15%	17%

Our China operating company is subject to a PRC 25% standard enterprise income tax. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the tax exemptions for the years ended December 31, 2005 and 2004, and a 50% tax reduction for as long as Zhongxi meets the high-tech enterprise qualification. The increases in the income taxes for the quarter and nine months ended September 30, 2009 compared with the same periods of 2008 were mainly due to the increase in net income before income taxes as the result of increase in revenues. The effective tax rate for the quarter ended September 30, 2008 was 37% because prior period under-accrued income taxes were adjusted in this quarter.

Liquidity and Capital Resources

We have funded our recent operations mainly through cash generated from operations. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. The following table is the summary of our liquidity and capital resources for the reported periods:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$1,754,576	$1,071,038
Working capital	$4,379,020	$2,951,991
Stockholders' equity	$11,012,655	$7,935,218

The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$2,438,578	$881,691
Net cash provided by (used in) investing activities	(1,758,301)	70,398
Net cash (used in) financing activities	-	(1,334,254)
Effect of exchange rate changes on cash and cash equivalents	3,261	98,199
Net increase (decrease) in cash and cash equivalents	$683,538	$(283,966)

Operating activities:

For the nine months ended September 30, 2009, net cash provided by operating activities was $2,438,578. This was primarily due to the net income of $3,045,709, adjusted by non-cash related expenses including depreciation and amortization of $180,894 and stock-based compensation of $10,887, and non-cash related gain on investment of $60,200, decreased by a net decrease in working capital items of $738,712. The net decrease in working capital items was mainly due to the increase in accounts receivable of $1,089,566 resulting from increase in revenues, increase in inventory of $164,502, decrease in accounts payable of $166,641 and decrease in advance from customers of $109,599. The net decrease in working capital items was partially offset by the decrease in advance to suppliers of $657,035, and the increase in VAT and income tax payables of $197,891.

For the nine months ended September 30, 2008, net cash provided by operating activities was $881,691. This was primarily due to the net income of $1,107,265, adjusted by non-cash related expenses including depreciation and amortization of $177,566, provision of bad debts of $51,778, and non-cash related gain on investment of $71,609, offset by a net decrease in working capital items of $383,309. The net decrease in working capital items was mainly due to the increase in inventory of $397,721, decrease in accounts payable and accrued expenses and other payables of $468,935, and decrease of $114,327 in VAT tax payable. The net decrease in working capital items was partially offset by the decrease of $298,076 in accounts receivable and the increase of $140,440 in advance from customers.

Investing activities:

Net cash used in investing activities was $1,758,301 for the nine months ended September 30, 2009. It was attributable to the capital expenditures of $872,341 on construction in progress for the new 5000 tons capacity plant, $236,982 on intangible asset and automobile and deposit for equipment of $767,420 also for the new plant, partially offset by the dividend of $43,860 received from the 20% equity investment and repayment from related parties of $74,582.

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

At the conclusion of the nine months ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

CHINA POWER EQUIPMENT, INC.

November 12, 2009	By:	/s/ Yongxing Song
Name: Yongxing Song Title: Chief Executive Officer and President (Principal Executive Officer)

November 12, 2009	By:	/s/ Elaine Lanfeng Zhao
Name: Elaine Lanfeng Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)