Form 10-Q
period 2010-03-31
China Power Equipment, Inc.
filed 2010-05-17
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of May 12, 2010 there were 14,908,313 shares of common stock outstanding.

CHINA POWER EQUIPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Power Equipment, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$8,105,276	$8,883,188
Accounts receivable, net	2,435,925	1,949,818
Advance to suppliers	2,458	-
Inventory, net (Note 3)	1,073,949	363,312
Prepaid expenses and other receivables	280,072	221,670
Total Current Assets	11,897,680	11,417,988

Property, plant and equipment, net (Note 4)	5,037,440	4,593,068
Intangible assets, net (Note 5)	376,540	391,513
Long-term investment (Note 6)	319,643	282,897
Deposit on contract rights (Note 7)	1,316,540	1,316,328
Deposit for purchase of equipment	767,982	767,858
Prepaid capital lease (Note 9)	110,125	111,482
Total Assets	$19,825,950	$18,881,134

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$494,975	$549,065
Accrued liabilities and other payables	334,047	396,656
Advance from customers	32,765	32,760
Lease payable - current portion (Note 9)	2,156	2,156
Short-term loan (Note 8)	58,513	58,503
Value-added tax payable	22,459	219,398
Income taxes payable (Note 13)	339,656	365,751
Deposit from investor (Note 10)	108,700	-
Total Current Liabilities	1,393,271	1,624,289

Long-term Liabilities
Lease payable - non current portion (Note 9)	115,482	115,463
Total Long-term Liabilities	115,482	115,463

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
4,166,667 shares issued and outstanding at March 31, 2010 and December 31, 2009	4,167	4,167
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
14,908,313 shares issued and outstanding at March 31, 2010 and December 31, 2009	14,908	14,908
Additional paid in capital	21,196,836	21,182,026
Statutory surplus reserve fund (Note 12)	642,819	642,819
Accumulated deficit	(4,569,214)	(5,728,130)
Accumulated other comprehensive income	1,027,681	1,025,592
Total stockholders' equity	18,317,197	17,141,382
Total Liabilities and Stockholders' Equity	$19,825,950	$18,881,134

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue, net	$5,753,713	$2,702,296
Cost of goods sold	(4,227,668)	(2,152,579)
Gross profit	1,526,045	549,717

Operating expenses:
Selling, general and administrative expenses	190,304	200,553
Stock-based compensation	14,810	-
Total operating expenses	205,114	200,553

Net income from operations	1,320,931	349,164

Other income (expenses)
Gain on investment	36,700	29,964
Other income	732	-
Other expenses	(146)	(14)
Interest income	11,708	4,374
Interest expense	-	(117)
Total other income	48,994	34,207

Net income before income taxes	1,369,925	383,371

Income taxes	211,009	55,350

Net income	$1,158,916	$328,021

Earnings per share - basic	$0.08	$0.02
Earnings per share - diluted	$0.05	$0.02

Weighted average common shares outstanding:
Basic	14,908,313	14,908,313
Diluted	22,671,718	14,908,313

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$1,158,916	$328,021
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	67,100	58,241
Stock-Based Compensation	14,810	-
Gain on investment	(36,700)	(29,964)
Changes in operating assets and liabilities:
Accounts receivable	(485,797)	500,934
Advance to suppliers	(2,458)	35,974
Inventory	(710,586)	(351,668)
Prepaid expenses and other receivables	(58,366)	4,613
Accounts payable	(54,179)	46,172
Accrued expenses and other payables	(62,674)	46,106
VAT tax payable	(196,976)	(69,199)
Income taxes payable	(26,155)	(51,722)
Advance from customers	-	(109,080)
Net cash provided by (used in) operating activities	(393,065)	408,428

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(55,475)	(12,858)
Addition in construction in progress	(438,851)	-
Advances to related parties	-	(1,899)
Net cash (used in) investing activities	(494,326)	(14,757)

Cash Flows from Financing Activities
Proceeds from investor deposit	108,700	-
Net cash provided by financing activities	108,700	-

Effect of exchange rate changes on cash and cash equivalents:	779	1,382

Increase (decrease) in cash and cash equivalents	(777,912)	395,053
Cash and cash equivalents, beginning of period	8,883,188	1,071,038
Cash and cash equivalents, end of period	$8,105,276	$1,466,091

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$117
Income taxes paid in cash	$237,164	$107,072

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (the “GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $154,045 and $154,020 at March 31, 2010 and December 31, 2009, respectively.

Recently Issued Accounting Pronouncements
In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

In April 2010, the FASB issued the amendment to ASC Topic 310, “Receivables”. Amended ASC Topic 310 addresses that modification of loans under within a pool under the existing ASC do not result in the removal of those loans from the pool even the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This topic is to be applied prospectively. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

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

NOTE 3 – INVENTORY

Inventory consists of:

	March 31,	December 31,
	2010	2009

Raw materials	$977,234	$261,584
Work in progress	12,912	12,180
Finished goods	83,803	89,548

Total inventory	$1,073,949	$363,312

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2010	2009

Construction in progress	$2,671,666	$2,232,462
Plant and office building	2,389,629	2,389,244
Machinery and production equipment	956,718	956,564
Automobile	53,831	4,825
Office equipment	11,001	4,530
Total	6,082,845	5,587,625
Less accumulated depreciation	(1,045,405)	(994,557)

Property, plant and equipment, net	$5,037,440	$4,593,068

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	March 31,	December 31,
	2010	2009

Technical know-how	$219,423	$219,388
Amorphous Transformer Technique	336,449	336,395
Total	555,872	555,783
Less: accumulated amortization	(179,332)	(164,270)

Intangible assets, net	$376,540	$391,513

The intangible assets consist of three patents for the production technology of amorphous alloy transformers in China.

On June 18, 2009, Zhongxi purchased a amorphous transformer aluminum wire technology for $219,423. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $73,141. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $146,282. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $117,026.  The technology is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $60,145.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 6 – LONG-TERM INVESTMENT

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $159,448 (RMB1,090,000).  The equity method has been used for this investment for the three months ended March 31, 2010 and 2009, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science). The balances for the investment including earnings from the investment as of March 31, 2010 and December 31, 2008 were $319,643 and $282,897, respectively. An evaluation had been performed by the company as of December 31, 2009 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table summarizes the income statement of Yan An for the three months ended March 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Three Months Ended March 31,
	2010	2009
Exchange rate	6.8361	6.8466
Sales	$1,311,135	$1,177,751
Gross profit	$236,398	$215,528
Income from continuing operations	$160,495	$141,262
Net income	$160,495	$141,262
20% investment earnings	$32,099	$28,252
Dividends received	$-	$-

The following table provides the summary of balance sheet information for Yan An as of March 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	March 31, 2010		March 31, 2009
	RMB	USD	RMB	USD
Total assets	26,339,838	3,853,050	25,303,372	3,696,297
Total liabilities	12,216,570	1,787,067	12,251,062	1,789,626
Net assets	14,123,268	2,065,983	13,052,310	1,906,671
Zhongxi's 20% ownership	2,824,654	413,197	2,610,462	381,334
Ending balance of investment account	2,185,111	319,643	1,825,370	266,649
Difference	639,543	93,554	785,092	114,686

The difference of $98,554 was mainly due to the discount of RMB843,672 when Alloy Science purchased the 20% ownership in Yan An. Yan’s net asset was RMB9,668,360 and Alloy Science invested RMB1,090,000 (instead of RMB1,933,672) to purchase the 20% ownership in  Yan An.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of March 31, 2010:

Yan An Amorphous Alloy Transformer Co., Ltd Shareholders’ List
	Shareholders’ Name	# of shares	%
1	Mr. Chang Ming	4,500,000	60.0%
2	Zhongxi	1,500,000	20.0%
3	Mr. Yang Shuchen	500,000	6.7%
4	Mr. Zhao Chongxiao	500,000	6.7%
5	Mr. Wang Xinyu	500,000	6.6%
	Total	7,500,000	100%

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,316,540 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2010. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,513 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2009. The company extended this loan for one year until December 27, 2010.

Future minimum principal payments are as follows:

For the Year Ended December 31:
2010	$58,513
Total	$58,513

NOTE 9– CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,156 for the year ended December 31, 2010 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

As the result, approximately $139,013 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $110,125 and $111,482 as of March 31, 2010 and December 31, 2009, respectively.

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:
2010	$2,156
2011	2,385
2012	2,638
2013	2,917
2014	3,227
Thereafter	104,315
Less Current Portion	(2,156)
Long Term Portion	$115,482

NOTE 10 – STOCKHOLDERS’ EQUITY

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

The proceeds of $5,000,000 were allocated to the preferred stock and warrants based on their relative fair values. The warrants were valued using the Black-Scholes-Merton (BSM) model and recorded in additional paid-in capital.

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

The 2,080,000 shares of Common Stock held in escrow are not treated as outstanding at March 31, 2010 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

Warrants

The Company has issued warrants in the series A convertible preferred stock private placement to purchase its common stock. The warrants are exercisable for three years at an exercise price of $1.00.

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

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the three months ended March 31, 2010.

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, January 1, 2009	4,456,700	$1.00
Issued	1,000,000	$2.40
Warrants outstanding, March 31, 2010 and December 31, 2009	5,456,700	$1.26

Exercisable as of March 31, 2010	5,456,700	$1.26

During the three months ended March 31, 2010, the Company received $108,700 from a holder of series A convertible preferred stock warrant for exercising the warrants into 108,700 shares of common stock.

Stock Options

The following table summarizes the activities for the Company’s options for the three months ended March 31, 2010:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2009	100,000	$0.44
Balance at March 31, 2010	100,000	$0.44	4.3
Vested and exercisable as of March 31, 2010	100,000	$0.44	4.3

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at March 31, 2010:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$0.23	25,000	4.3	25,000
$0.51	75,000	4.3	75,000
	100,000		100,000

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2010	2009

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,158,916	$328,021
Net income applicable to common shareholders	$1,158,916	$328,021

Denominator:
Weighted average common shares outstanding	14,908,313	14,908,313
Basic earnings per share	$0.08	$0.02

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,158,916	$328,021
Net income applicable to common shareholders	$1,158,916	$328,021

Denominator:
Weighted average common shares outstanding	14,908,313	14,908,313
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,166,667	-
Stock warrants and options	3,596,738	-
Shares used in computing diluted earnings per share	22,671,718	14,908,313
Diluted earnings per share	$0.05	$0.02

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 12 – STATUTORY SURPLUS RESERVE AND STATUTORY COMMON WELFARE FUND

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

The Company has appropriated $642,819 as reserve for the statutory surplus reserve requirement as of March 31, 2010 and December 31, 2009.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $256,317 and $219,617 as of December 31, 2009, respectively.

NOTE 13 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2010 and 2009 and has recorded income tax provision for the periods.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the three months ended March 31, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Net income	$1,158,916	$328,021
Change in foreign currency translation adjustment	2,089	9,995
Comprehensive income	$1,161,005	$338,016

NOTE 16 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

NOTE 17 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

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

Overview

We design, manufacture, and distribute amorphous alloy transformer cores and amorphous alloy transformers in the People's Republic of China (“PRC”) that are used to step down voltage at the final leg of the distribution of electricity to consumers, businesses, and industry. Amorphous alloy cores are contained within the amorphous alloy electric transformers and constitute the main operating component of a new generation of energy saving electrical power transformers. We have ended our legacy distribution of traditional silicon steel transformer cores and transformers, and no longer make, sell, or distribute those products. Our sales of amorphous alloy cores and amorphous alloy transformers now account for all of our revenues. We expect that amorphous alloy cores and amorphous alloy core transformers will be our major products.

Our business is conducted primarily through our operating company, Xi’an Amorphous Alloy Zhongxi & Technology Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC-based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly foreign-owned enterprise” (“WOFE”) under Chinese law.

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

We believe the following critical accounting policies rely on the significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short-term maturity of these instruments. Significant judgment is required to assess whether the impairment is other-than-temporary. Our judgment of whether an impairment is other-than-temporary is based on an assessment of factors including the severity of the impairment, expected duration of the impairment, and forecasted recovery of fair value.

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

Inventory

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded.

Property, Plant,and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets. We have determined that our plant, property, and equipment have the following estimated useful lives:

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

Foreign Currency Translation

Our functional currency and reporting currency are the United States dollar (USD). The functional currency of An Sen and Zhongxi is the Chinese renminbi.

Our assets and liabilities are translated into United States dollars at the end-of-period exchange rate. Revenues and expenses are translated into United States dollars at weighted average exchange rates. Equity transactions are translated using historical rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments, and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions, and estimates involved in our current provision for income taxes takes into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements.

Equity Investments

We use the equity method to account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or control. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable.

Stock-based Compensation

Our stock-based compensation expense is estimated at the grant date, based on the award’s fair value as calculated using the Black-Scholes-Merton (BSM) option-pricing model, and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. Changes in these assumptions could materially affect the financial position and results of operations.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the effect that this topic will have on the Company’s financial statements.

In April 2010, the FASB issued the amendment to ASC Topic 310, “Receivables”. Amended ASC Topic 310 addresses that modification of loans under within a pool under the existing ASC do not result in the removal of those loans from the pool even the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This topic is to be applied prospectively. The Company has not elected to early adopt this topic and is evaluating the effect that this topic will have on the Company’s financial statements.

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

Results of Operations

Revenues

	Three Months Ended March 31,				%
	2010		2009		change
	Revenue	%	Revenue	%
Amorphous alloy core	$3,748,626	65.2%	$1,594,729	59.0%	135.1%
Amorphous alloy transformer	2,005,087	34.8%	1,014,336	37.5%	97.7%
Traditional steel silicon cores & transformer	-	0.0%	93,231	3.5%	-100.0%
Total:	$5,753,713	100.0%	$2,702,296	100.0%	112.9%

Total net revenues increased $3,051,417 or 112.9% during the three months ended March 31, 2010, compared to the same period of 2009. This was primarily due to higher tonnage of amorphous alloy cores and transformers sold, in response to more orders from existing customers and new customers. To help fill customers’ orders, we subcontracted the manufacturing of some cores and transformers to other companies. The revenues from traditional silicon steel cores and transformers were zero in the first quarter 2010 because we have focused on amorphous alloy cores and transformers as our major products and have exited all manufacturing, marketing, and distribution of steel cores and transformers.

Cost of Goods Sold

	Three Months Ended March 31,				%
	2010		2009		change
	COGS	%	COGS	%
Amorphous alloy core	$2,703,504	62.9%	$1,265,934	58.8%	113.6%
Amorphous alloy transformer	1,524,164	36.1%	799,174	37.1%	90.7%
Traditional steel silicon cores & transformer	-	0.0%	87,471	4.1%	-100.0%
Total:	$4,227,668	100.0%	$2,152,579	100.0%	96.4%

Cost of goods sold increased $2,075,089 or 96.4% during the three months ended March 31, 2010, compared to the same period of 2009. This was primarily due to higher tonnage of amorphous alloy cores and transformers sold. The increase in cost of goods sold partly offset by lower prices for amorphous alloy strip, the primary raw material used to make amorphous alloy cores, in the first quarter of 2010 compared with the first quarter 2009.

Gross Profit

	Three Months Ended March 31,				%
	2010		2009		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous alloy core	$1,045,122	27.9%	$328,795	20.6%	217.9%
Amorphous alloy transformer	480,923	24.0%	215,162	21.2%	123.5%
Traditional steel silicon cores & transformer	-	N/A	5,760	6.2%	-100.0%
Total:	$1,526,045	26.5%	$549,717	20.3%	177.6%

Gross profit increased $976,328 or 177.6% during the three months ended March 31, 2010, compared to the same period of 2009. This was primarily due to higher sales revenues of amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) increased 6.2 percentage points to 26.5% in the first quarter 2010 from 20.3% in the first quarter 2009 primarily due to lower prices for amorphous alloy strip, the primary raw material used to make amorphous alloy cores, in the first quarter 2010 from the first quarter 2009.

Selling, General, and Administration Expenses

	Three Months Ended March 31,				%
	2010		2009		change
		% of Revenue		% of Revenue
Selling, general and administrative expenses	$190,304	3.3%	200,553	7.4%	-5.1%

Selling, general, and administrative expenses decreased by $10,249 or 5.1% during the three months ended March 31, 2010 compared to the same period of 2009. It was mainly due to lower expenses for the administrative facility expenses and travel, partly offset by higher amortization on intangible assets, higher professional and consulting fees, and higher local taxes resulting from higher revenues.

Stock-based Compensation

The company incurred $14,810 in stock-based compensation in the first quarter of 2010 due to the stock options granted to an officer in the third quarter of 2009. The values of these options are expensed over the terms of the respective vesting periods.

Gain on Investment

	Three Months Ended March 31,		%
	2010	2009	change
Gain on investment	$36,700	$29,964	22.5%

Gain on investment for the three months ended March 31, 2010 increased $6,736 or 22.5% compared to the same period of 2009 which primarily due to higher earnings from our 20% equity method investment.

We invested $159,448 (using the exchange rate of RMB 6.8361 to $1.00 as of March 31, 2010) or RMB 1,090,000 in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership in 2005. We recorded this investment using the equity method because of our significant influence on the entity.

The following table summarizes the income statement of Yan An for the three months ended March 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Three Months Ended March 31,
	2010	2009
Exchange rate (RMB to $1.00)	6.8361	6.8466
Sales	$1,311,135	$1,177,751
Gross profit	$236,398	$215,528
Income from continuing operations	$160,495	$141,262
Net income	$160,495	$141,262
20% investment earnings	$32,099	$28,252
Dividends received	$-	$-

The following table summarizes the balance sheet information for Yan An as of March 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	March 31, 2010		March 31, 2009
	RMB	USD	RMB	USD
Total assets	26,339,838	3,853,050	25,303,372	3,696,297
Total liabilities	12,216,570	1,787,067	12,251,062	1,789,626
Net assets	14,123,268	2,065,983	13,052,310	1,906,671
Zhongxi's 20% ownership	2,824,654	413,197	2,610,462	381,334
Ending balance of investment account	2,185,111	319,643	1,825,370	266,649
Difference	639,543	93,554	785,092	114,686

The difference of $98,554 was mainly due to the discount of RMB 843,672 when we purchased the 20% ownership in Yan An. Yan An’s net assets were RMB 9,668,360 and we invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in Yan An.

Income Taxes

	Three Months Ended March 31,
	2010	2009
Income taxes	$211,009	$55,350
Effective tax rate	15.4%	14.4%

The increase in the income taxes for the three months ended March 31, 2010 compared with the same period of 2009 was mainly due to the higher net income before income taxes that resulted from higher revenues. Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a 50% tax reduction for as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

Net income increased $830,895 or 253.3% to $1,158,916 in the first quarter 2010 from $328,021 in the first quarter 2009, mainly due to the aforementioned higher revenues and good control of expenses that were partly offset by increase in income taxes.

Liquidity and Capital Resources

We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the production facilities for amorphous alloy cores and transformers. We believe our existing cash will be sufficient to maintain our operations at the present level for at least the next twelve months.

The following table summarizes our liquidity and capital resources for the periods presented:

	March 31, 2010	December 31, 2009
Cash	$8,105,276	$8,883,188
Working capital	$10,504,409	$9,792,968
Stockholders' equity	$18,317,197	$17,141,382

The following table shows the movements of our cash for the periods presented.

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$(393,065)	$408,428
Net cash (used in) investing activities	(494,326)	(14,757)
Net cash provided by financing activities	108,700	-
Effect of exchange rate changes on cash	779	1,382
Net increase (decrease) in cash	$(777,912)	$395,053

Operating activities:

For the three months ended March 31, 2010, net cash used in operating activities was $393,065. This was primarily due to net income of $1,158,916, adjusted by non-cash related expenses that included depreciation and amortization of $67,100 and stock-based compensation of $14,810, and adjusted by a non-cash related gain on investment of $36,700, then decreased by a net decrease in working capital items of $1,597,191. The net decrease in working capital items was mainly due to an increase in accounts receivable of $485,797 resulting from higher revenues, an increase in inventory of $710,586 due to the higher demand for our products, and a decrease in value added tax and income tax payables of $223,131.

For the three months ended March 31, 2009, net cash provided by operating activities was $408,428. This was primarily due to net income of $328,021, adjusted by non-cash related expenses including depreciation and amortization of $58,241, and non-cash related gain on investment of $29,964, further increased by a net increase in working capital items of $52,130. The net increase in working capital items was mainly due to the decrease in accounts receivable of $500,934 and increase in accounts payable and accrued expenses and other payables of $92,278. The net increase in working capital items was partly offset by a decrease of $109,080 in advances to suppliers, $120,921 in value added tax and income tax payables, and an increase of $351,668 in inventory.

Investing activities:

Net cash used in investing activities was $494,326 for the three months ended March 31, 2010. It was primarily due to capital expenditures of $438,851 for construction in progress for the new plant, and $55,475 in automobile and office equipment.

Net cash used in investing activities was $14,757 for the three months ended March 31, 2009. It was primarily due to the acquisitions of plant equipment of $12,858 and advances to related parties of $1,899.

Financing activities:

Net cash provided by financing activities was $108,700 for the three months ended March 31, 2010 and consisted of a deposit from a holder of our common stock purchase warrants who elected to exercise the warrants.

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

At the conclusion of the three months ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

CHINA POWER EQUIPMENT, INC.

May 14, 2010	By:	/s/ Yongxing Song
Name: Yongxing Song Title: Chief Executive Officer and President (Principal Executive Officer)

May 14, 2010	By:	/s/ Elaine Zhao
Name: Elaine Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)