Form 10-Q
period 2010-06-30
China Power Equipment, Inc.
filed 2010-08-16
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 12, 2010 there were 19,382,013 shares of common stock outstanding.

CHINA POWER EQUIPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Power Equipment, Inc.
Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$13,633,253	$8,883,188
Accounts receivable, net	2,171,490	1,949,818
Advance to suppliers	186,667	-
Inventory, net (Note 3)	545,935	363,312
Prepaid expenses and other receivables	309,808	221,670
Total Current Assets	16,847,153	11,417,988

Property, plant and equipment, net (Note 4)	5,660,455	4,593,068
Intangible assets, net (Note 5)	362,964	391,513
Long-term investment (Note 6)	283,877	282,897
Deposit on contract rights (Note 7)	1,321,858	1,316,328
Deposit for purchase of equipment	1,951,670	767,858
Prepaid capital lease (Note 9)	109,188	111,482
Total Assets	$26,537,165	$18,881,134

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$741,536	$549,065
Accrued liabilities and other payables	347,537	396,656
Advance from customers	32,898	32,760
Lease payable - current portion (Note 9)	2,165	2,156
Short-term loan (Note 8)	58,749	58,503
Value-added tax payable	244,755	219,398
Income taxes payable (Note 13)	439,629	365,751
Total Current Liabilities	1,867,269	1,624,289

Long-term Liabilities
Lease payable - non current portion (Note 9)	115,948	115,463
Total Long-term Liabilities	115,948	115,463

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
4,166,667 shares issued and outstanding at June 30, 2010 and December 31, 2009	4,167	4,167
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
19,365,013 and 14,908,313 shares issued and outstanding at June 30, 2010 and December 31, 2009	19,365	14,908
Additional paid in capital	25,661,855	21,182,026
Statutory surplus reserve fund (Note 12)	642,819	642,819
Accumulated deficit	(2,851,771)	(5,728,130)
Accumulated other comprehensive income	1,077,513	1,025,592
Total stockholders' equity	24,553,948	17,141,382
Total Liabilities and Stockholders' Equity	$26,537,165	$18,881,134

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue, net	$7,493,768	$5,888,375	$13,247,481	$8,590,671
Cost of goods sold	(5,430,034)	(4,510,872)	(9,657,702)	(6,663,451)
Gross profit	2,063,734	1,377,503	3,589,779	1,927,220

Operating expenses:
Selling, general and administrative expenses	237,834	224,650	428,138	425,217
Stock-based compensation	12,593	-	27,403	-
Total operating expenses	250,427	224,650	455,541	425,217

Net income from operations	1,813,307	1,152,853	3,134,238	1,502,003

Other income (expenses)
Gain on investment	21,613	21,409	58,313	51,373
Other income	175,606	350,881	176,338	350,881
Other expenses	-	-	(146)	-
Interest income	16,248	1,441	27,956	5,815
Interest expense	-	-	-	(117)
Total other income	213,467	373,731	262,461	407,952

Net income before income taxes	2,026,774	1,526,584	3,396,699	1,909,955

Income taxes	309,331	220,222	520,340	275,572

Net income	$1,717,443	$1,306,362	$2,876,359	$1,634,383

Earnings per share - basic	$0.10	$0.09	$0.18	$0.11
Earnings per share - diluted	$0.08	$0.09	$0.14	$0.11

Weighted average common shares outstanding:
Basic	17,480,083	14,908,313	16,201,303	14,908,313
Diluted	21,973,471	14,908,313	20,694,691	14,908,313

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$2,876,359	$1,634,383
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	135,657	116,794
Stock-Based Compensation	27,403	-
Provision for impairment of other receivables	23,956	-
Gain on investment	(58,313)	(51,373)
Changes in operating assets and liabilities:
Accounts receivable	(212,522)	(407,393)
Advance to suppliers	(185,987)	297,444
Inventory	(180,171)	(636,159)
Prepaid expenses and other receivables	(110,823)	(62,252)
Accounts payable	189,493	232,249
Accrued expenses and other payables	(50,578)	89,743
VAT tax payable	24,420	7,908
Income taxes payable	72,088	113,096
Advance from customers	-	(109,080)
Net cash provided by operating activities	2,550,982	1,225,360

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(173,540)	(17,681)
Addition in construction in progress	(973,398)	(653,078)
Acquisitions of intangible assets	-	(219,301)
Deposit for purchase of equipment	(1,176,290)	-
Repayment from related parties	-	73,656
Dividend from equity interest subsidiary	58,535	43,860
Net cash (used in) investing activities	(2,264,693)	(772,544)

Cash Flows from Financing Activities
Proceeds from warrant exercise	4,456,883	-
Net cash provided by financing activities	4,456,883	-

Effect of exchange rate changes on cash and cash equivalents:	6,893	1,564

Increase in cash and cash equivalents	4,750,065	454,380
Cash and cash equivalents, beginning of period	8,883,188	1,071,038
Cash and cash equivalents, end of period	$13,633,253	$1,525,418

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$-
Income taxes paid in cash	$211,088	$55,404

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

As of November 8, 2006, the date the Management Entrustment Agreement became effective, the Company determined to consolidate the results of Zhongxi based on the Accounting Standards Codification (“ASC”) 810, Consolidation. According to that topic, the execution of the Agreement is considered to be a business combination. Accordingly, Zhongxi was determined to be the accounting acquirer and the consolidation with China Power is considered to be a recapitalization of Zhongxi. Periods prior to the combination contain the accounts of Zhongxi and periods subsequent to the combination include the accounts of Zhongxi combined with those of China Power and An Sen. Assets and liabilities are recorded at their historical cost basis and the combination resulted in no gain, loss, or goodwill. All inter-company accounts have been eliminated in consolidation.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $154,667 and $154,667 at June 30, 2010 and December 31, 2009, respectively.

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

NOTE 3 – INVENTORY

Inventory consists of:

	June 30,	December 31,
	2010	2009

Raw materials	$391,723	$261,584
Work in progress	11,926	12,180
Finished goods	142,286	89,548

Total inventory	$545,935	$363,312

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30,	December 31,
	2010	2009

Construction in progress	$3,218,957	$2,232,462
Plant and office building	2,399,281	2,389,244
Machinery and production equipment	994,885	956,564
Automobile	119,148	4,825
Office equipment	30,139	4,530
Total	6,762,410	5,587,625
Less accumulated depreciation	(1,101,955)	(994,557)

Property, plant and equipment, net	$5,660,455	$4,593,068

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	June 30,	December 31,
	2010	2009

Technical know-how	$220,310	$219,388
Amorphous Transformer Technique	337,808	336,395
Total	558,118	555,783
Less: accumulated amortization	(195,154)	(164,270)

Intangible assets, net	$362,964	$391,513

The intangible assets consist of three patents for the production technology of amorphous alloy transformers in China.

On June 18, 2009, Zhongxi purchased a amorphous transformer aluminum wire technology for $220,310. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $73,437. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $146,873. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $117,498.  The technology is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $60,388.

NOTE 6 – LONG-TERM INVESTMENT

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $160,092 (RMB1,090,000).  The equity method has been used for this investment for the six months ended June 30, 2010 and 2009, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science). The balances for the investment including earnings from the investment as of June 30, 2010 and December 31, 2009 were $283,877 and $282,897, respectively. An evaluation had been performed by the company as of December 31, 2009 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following table summarizes the income statement of Yan An for the six months ended June 30, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Six Month Ended June 30,
	2010	2009
Exchange rate	6.8086	6.8448
Sales	$2,408,396	$2,245,187
Gross profit	$1,998,246	$388,417
Income from continuing operations	$246,506	$239,710
Net income	$246,506	$239,710
20% investment earnings	$49,301	$47,942
Dividends received	$58,749	$43,829

The following table provides the summary of balance sheet information for Yan An as of June 30, 2010 and December 31, 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	June 30, 2010		December 31, 2009
	RMB	USD	RMB	USD
Total assets	24,450,995	3,591,193	26,419,407	3,864,068
Total liabilities	11,746,528	1,725,249	13,393,299	1,958,887
Net assets	12,704,467	1,865,944	13,026,108	1,905,182
Zhongxi's 20% ownership	2,540,893	373,189	2,605,222	381,036
Ending balance of investment account	1,932,803	283,877	1,934,226	282,897
Difference	608,090	89,312	670,996	98,139

The difference of $89,321 was mainly due to the discount of RMB 843,672 when Alloy Science purchased the 20% ownership in Yan An. Yan An’s net asset was RMB 9,668,360 and Alloy Science invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in  Yan An.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of June 30, 2010:

Yan An Amorphous Alloy Transformer Co., Ltd Shareholders’ List
	Shareholders’ Name	# of shares	%
1	Mr. Chang Ming	4,500,000	60.0%
2	Zhongxi	1,500,000	20.0%
3	Mr. Yang Shuchen	500,000	6.7%
4	Mr. Zhao Chongxiao	500,000	6.7%
5	Mr. Wang Xinyu	500,000	6.6%
	Total	7,500,000	100%

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,321,858 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2010. The company conducted the evaluation for the impairment of the asset and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $58,749 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2009. The company extended this loan for one year until December 27, 2010.

Future minimum principal payments are as follows:

For the Year Ended December 31:
2010	$58,749
Total	$58,749

NOTE 9– CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,157 for the year ended December 31, 2010 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

As the result, approximately $139,575 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $109,188 and $111,482 as of June 30, 2010 and December 31, 2009, respectively.

Future minimum lease payments are as follows based on the 10% of discounted factor:

For the Year Ended December 31:
2010	$2,157
2011	2,386
2012	2,639
2013	2,918
2014	3,228
Thereafter	104,785
Less Current Portion	(2,165)
Long Term Portion	$115,948

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

Common Stock

At June 30, 2010 the Company has 100,000,000 shares of common stock authorized and 19,365,013 shares issued and outstanding at par value $0.001 per share.

In connection with the Private Placement of the Series B Preferred Stock, the Company also entered into a Make Good Escrow Agreement dated as of November 30, 2009 with the Buyers and Escrow, LLC (the “Escrow Agent”), where the Company committed to place 2,080,000 shares of Common Stock into escrow to be delivered to the Buyers if the Company fails to achieve certain operating income targets.

The 2,080,000 shares of Common Stock held in escrow are not treated as outstanding at June 30, 2010 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited
Warrants

The Company has issued warrants in the series A convertible preferred stock private placement to purchase its common stock. The warrants are exercisable for three years at an exercise price of $1.00. All warrants were exercised in May 2010.

The warrants issued in conjunction with the January 2008 common stock issuance are exercisable for three years at an exercise price of $1.00. All warrants were exercised in May 2010.

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

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the six months ended June 30, 2010:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, January 1, 2009	4,456,700	$1.00
Issued	1,000,000	$2.40
Warrants outstanding, December 31, 2009	5,456,700	$1.26
Exercised	(4,456,700)	$1.00
Warrants outstanding, June 30, 2010	1,000,000	$2.40

Exercisable as of June 30, 2010	1,000,000	$2.40

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2010	2009
Risk-free interest rate (%)	1.6%	1.6%
Expected dividend yield (%)	-	-
Expected option life (years)	3.0	3.0
Expected volatility (%)	116.6%	138.3%
Weighted average grant date fair value	$2.01	$0.41

The following table summarizes the activities for the Company’s options for the six months ended June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2009	100,000	$0.44
Granted	50,000	$2.01
Balance at June 30, 2010	150,000	$1.26	4.3
Vested and exercisable as of June 30, 2010	100,000	$0.29	4.0

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at June 30, 2010:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$0.23	25,000	4.0	25,000
$0.51	75,000	4.0	75,000
$2.90	50,000	4.9	-
	150,000		100,000

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 11 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Month Ended June 30,
	2010	2009

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$2,876,359	$1,634,383
Net income applicable to common shareholders	$2,876,359	$1,634,383

Denominator:
Weighted average common shares outstanding	16,201,303	14,908,313
Basic earnings per share	$0.18	$0.11

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$2,876,359	$1,634,383
Net income applicable to common shareholders	$2,876,359	$1,634,383

Denominator:
Weighted average common shares outstanding	16,201,303	14,908,313
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,166,667	-
Stock warrants and options	326,721	-
Shares used in computing diluted earnings per share	20,694,691	14,908,313
Diluted earnings per share	$0.14	$0.11

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

The Company has appropriated $642,819 as reserve for the statutory surplus reserve requirement as of June 30, 2010 and December 31, 2009.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $45,679 and $45,901 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 13 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2010 and 2009 and has recorded income tax provision for the periods.

The Company’s China operation is subject to a PRC 25% standard enterprise income tax based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for as long as Zhongxi meets the high-tech enterprise qualification.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations.

For the six months ended June 30, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

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

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Net income	$2,876,359	$1,634,383
Change in foreign currency translation adjustment	51,921	10,048
Comprehensive income	$2,928,280	$1,644,431

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

Our business is conducted primarily through our operating company, Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC-based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly foreign-owned enterprise” (“WOFE”) under Chinese law.

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

Results of Operations

Revenues

	Three Months Ended June 30,				%
	2010		2009		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$4,725,030	63.1%	$3,694,811	62.7%	27.9%
Amorphous Alloy Transformer	2,768,738	36.9%	2,193,564	37.3%	26.2%
Traditional Steel Silicon Cores & Transformer	-	0.0%	-	0.0%	n/a
Total:	$7,493,768	100.0%	$5,888,375	100.0%	27.3%

	Six Months Ended June 30,				%
	2010		2009		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$8,473,656	64.0%	$5,289,540	61.6%	60.2%
Amorphous Alloy Transformer	4,773,825	36.0%	3,207,900	37.3%	48.8%
Traditional Steel Silicon Cores & Transformer	-	0.0%	93,231	1.1%	-100.0%
Total:	$13,247,481	100.0%	$8,590,671	100.0%	54.2%

Total net revenues increased $1,605,393 or 27.3% and $4,656,810 or 54.2% during the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. This was primarily due to higher tonnage of amorphous alloy cores and transformers sold, in response to more orders from existing customers and new customers. To help fill customers’ orders, we subcontracted the manufacturing of some cores and transformers to other companies. The revenues from traditional silicon steel cores and transformers were zero in the quarter and six months ended June 30, 2010 because we have focused on amorphous alloy cores and transformers as our major products and have exited all manufacturing, marketing, and distribution of steel cores and transformers.

Cost of Goods Sold

	Three Months Ended June 30,				%
	2010		2009		change
	COGS	%	COGS	%
Amorphous Alloy Core	$3,327,293	60.3%	$2,812,333	62.3%	18.3%
Amorphous Alloy Transformer	2,102,741	38.7%	1,698,539	37.7%	23.8%
Traditional Steel Silicon Cores & Transformer	-	0.0%	-	0.0%	n/a
Total:	$5,430,034	100.0%	$4,510,872	100.0%	20.4%

	Six Months Ended June 30,				%
	2010		2009		change
	COGS	%	COGS	%
Amorphous Alloy Core	$6,030,797	62.4%	$4,078,267	61.2%	47.9%
Amorphous Alloy Transformer	3,626,905	37.6%	2,497,713	37.5%	45.2%
Traditional Steel Silicon Cores & Transformer	-	0.0%	87,471	1.3%	-100.0%
Total:	$9,657,702	100%	$6,663,451	100%	44.9%

Cost of goods sold increased $919,162 or 20.4% and $2,994,251 or 44.9% during the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. This was primarily due to higher tonnage of amorphous alloy cores and transformers sold. The increases in cost of goods sold were partly offset by lower prices for amorphous alloy strip, the primary raw material used to make amorphous alloy cores, in the quarter and six months ended June 30, 2010 compared with the same periods of 2009.

Gross Profit

	Three Months Ended June 30,				%
	2010		2009		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,397,737	29.6%	$882,478	23.9%	58.4%
Amorphous Alloy Transformer	665,997	24.1%	495,025	22.6%	34.5%
Traditional Steel Silicon Cores & Transformer	-	n/a	-	n/a	n/a
Total:	$2,063,734	27.5%	$1,377,503	23.4%	49.8%

	Six Months Ended June 30,				%
	2010		2009		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$2,442,859	28.8%	$1,211,273	22.9%	101.7%
Amorphous Alloy Transformer	1,146,920	24.0%	710,187	22.1%	61.5%
Traditional Steel Silicon Cores & Transformer	-	n/a	5,760	6.2%	-100.0%
Total:	$3,589,779	27.1%	$1,927,220	22.4%	86.3%

Gross profit increased $686,231 or 49.8% and $1,662,559 or 86.3% during the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. This was primarily due to higher sales revenues of amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) increased 4.1 percentage points to 27.5% in the second quarter 2010 from 23.4% in the second quarter 2009 and increased 4.7 percentage points to 27.1% in the six months ended June 30, 2010 from 22.4% in the six months ended June 30, 2009. This was primarily due to the lower prices for amorphous alloy strip, the primary raw material used to make amorphous alloy cores, in the quarter and six months ended June 30, 2010 compared with the same periods of 2009.

Selling, General, and Administration Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative expenses	$237,834	$224,650	5.9%	$428,138	$425,217	0.7%
% of Revenue	3.2%	3.8%		3.2%	4.9%

Selling, general, and administrative expenses increased by $13,184 or 5.9% and $2,921 or 0.7% during the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. It was mainly due to higher amortization on intangible assets, higher local taxes resulting from higher revenues, higher administrative personnel expenses, and provision for impairment of other receivables.

Selling, general and administrative expenses as a percentage of revenue decreased because most of the general and administrative expenses are fixed and do not increase in proportion to the increase in revenues.

Stock-based Compensation

The company incurred $12,593 and $27,403 in stock-based compensation in the quarter and six months ended June 30, 2010 due to the stock options granted to an officer in the third quarter of 2009 and second quarter of 2010. The values of these options are expensed over the terms of the respective vesting periods.

Gain on Investment

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% change	2010	2009	% change
Gain on investment	$21,613	$21,409	1.0%	$58,313	$51,373	13.5%

Gain on investment for the quarter and six months ended June 30, 2010 increased $204 or 1.0% and $6,940 or 13.5%, respectively, compared to the same periods of 2009. The increase in the six months ended June 30, 2010 was primarily due to higher earnings from our 20% equity method investment in the first quarter of 2010.

We invested $160,092 (using the exchange rate of RMB 6.8086 to $1.00 as of June 30, 2010) or RMB 1,090,000 in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership in 2005. We recorded this investment using the equity method because of our significant influence on the entity.

The following table summarizes the income statement of Yan An for the six months ended June 30, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Six Month Ended June 30,
	2010	2009
Exchange rate	6.8086	6.8448
Sales	$2,408,396	$2,245,187
Gross profit	$1,998,246	$388,417
Income from continuing operations	$246,506	$239,710
Net income	$246,506	$239,710
20% investment earnings	$49,301	$47,942
Dividends received	$58,749	$43,829

The following table provides the summary of balance sheet information for Yan An as of June 30, 2010 and December 31, 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	June 30, 2010		December 31, 2009
	RMB	USD	RMB	USD
Total assets	24,450,995	3,591,193	26,419,407	3,864,068
Total liabilities	11,746,528	1,725,249	13,393,299	1,958,887
Net assets	12,704,467	1,865,944	13,026,108	1,905,182
Zhongxi's 20% ownership	2,540,893	373,189	2,605,222	381,036
Ending balance of investment account	1,932,803	283,877	1,934,226	282,897
Difference	608,090	89,312	670,996	98,139

The difference of $89,321 was mainly due to the discount of RMB 843,672 when we purchased the 20% ownership in Yan An. Yan An’s net assets were RMB 9,668,360 and we invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in Yan An.

Other Income

Other income consists of mainly consulting fee for providing technical support to potential customers. In the quarter and six months ended June 30, 2010, we received $175,606 in consulting fee. And in the quarter and six months ended June 30, 2009, we received $350,881 in consulting fee.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income taxes	$309,331	$220,222	$520,340	$275,572
Effective tax rate	15.3%	14.4%	15.3%	14.4%

The increases in the income taxes for the quarter and six months ended June 30, 2010 compared with the same periods of 2009 were mainly due to the higher net income before income taxes that resulted from higher revenues. Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% for as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended June 30, 2010, net income was $1,717,443 compared to $1,306,362 for the corresponding period of 2009, an increase of $411,081 or 31.5%.  For the six months ended June 30, 2010, net income was $2,876,359 compared to $1,634,383 for the corresponding period of 2009, an increase of $1,241,976 or 76.0%.  The increases in net incomes for the quarter and six months ended June 30, 2010 were mainly due to the aforementioned higher revenues and good control of expenses that were partly offset by the increase in income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	June 30, 2010	December 31, 2009
Cash	$13,633,253	$8,883,188
Working capital	$14,979,884	$9,793,699
Stockholders' equity	$24,553,948	$17,141,382

The following table shows the movements of our cash for the periods presented.

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$2,550,982	$1,225,360
Net cash (used in) investing activities	(2,264,693)	(772,544)
Net cash provided by financing activities	4,456,883	-
Effect of exchange rate changes on cash	6,893	1,564
Net increase in cash	$4,750,065	$454,380

Operating activities:

For the six months ended June 30, 2010, net cash provided by operating activities was $2,550,982. This was primarily due to net income of $2,876,359, adjusted by non-cash related expenses including depreciation and amortization of $135,657, stock-based compensation of $27,403 and provision for impairment of other receivables of $23,956, and adjusted by a non-cash related gain on investment of $58,313, then decreased by cash used in working capital activities of $454,080. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $212,522 resulting from higher revenues, an increase in inventory of $180,171 due to the higher demand for our products, an increase in advance to suppliers of $185,987 for deposits of the new plant equipment, and an increase in prepaid expenses of $110,823 for the land use rights of the new plant, partly offset by an increase in accounts payable of $189,493.

For the six months ended June 30, 2009, net cash provided by operating activities was $1,225,360. This was primarily due to the net income of $1,634,383, adjusted by non-cash related expenses including depreciation and amortization of $116,794, and non-cash related gain on investment of $51,373, decreased by a net decrease in working capital items of $474,444. The net decrease in working capital items was mainly due to the increase in accounts receivable of $407,393, increase in inventory of $636,159, and decrease in advance from customers of $109,080. The net decrease in working capital items was partially offset by the increase in accounts payable and accrued expenses and other payables of $321,992, decrease in advance to suppliers of $297,444, and the increase in VAT and income tax payables of $121,004.

Investing activities:

Net cash used in investing activities was $2,264,693 for the six months ended June 30, 2010. It was primarily due to $1,176,290 deposit for the equipments in the new plant, capital expenditures of $973,398 for construction in progress for the new plant, and capital expenditures of $173,540 in equipment and automobiles.

Net cash used in investing activities was $772,544 for the six months ended June 30, 2009. It was attributable to the capital expenditures of $890,060 on construction in progress, intangible asset and an automobile, partially offset by the dividend received from the 20% equity investment of $43,860 and repayment from related parties of $73,656.

Financing activities:

Net cash provided by financing activities was $4,456,883 for the six months ended June 30, 2010 from the exercise of our Series A convertible preferred stock warrants to purchase common stock.

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

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2010, the Company issued a total of 4,021,900 shares of common stock upon exercise of the warrants that had been previously issued to the investors in its 2007 financing. The warrants had an exercise price of $1.00 per share. The Company received $4,021,900 as a total consideration for the issuance of the shares upon exercise of the warrants by the investors.

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

CHINA POWER EQUIPMENT, INC.

August 12, 2010	By:	/s/ Yongxing Song
Name: Yongxing Song Title: Chief Executive Officer and President (Principal Executive Officer)

August 12, 2010	By:	/s/ Elaine Zhao
Name: Elaine Zhao Title: Chief Financial Officer (Principal Financial and Accounting Officer)