Form 10-Q
period 2010-09-30
China Power Equipment, Inc.
filed 2010-11-15
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 12, 2010, 19,365,013 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

China Power Equipment, Inc.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$15,582,673	$8,883,188
Accounts receivable, net	2,339,793	1,949,818
Advance to suppliers	82,800	-
Inventory (Note 3)	297,856	363,312
Prepaid expenses and other receivables	349,600	221,670
Total Current Assets	18,652,722	11,417,988

Property, plant and equipment, net (Note 4)	5,760,104	4,593,068
Intangible assets, net (Note 5)	353,605	391,513
Long-term investment (Note 6)	321,834	282,897
Deposit on contract rights (Note 7)	1,343,665	1,316,328
Deposit for purchase of equipment	1,983,867	767,858
Prepaid capital lease (Note 9)	109,585	111,482
Total Assets	$28,525,382	$18,881,134

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$542,222	$549,065
Accrued liabilities and other payables	356,652	396,656
Advance from customers	33,440	32,760
Lease payable - current portion (Note 9)	2,201	2,156
Short-term loan (Note 8)	59,718	58,503
Value-added tax payable	392,743	219,398
Income taxes payable (Note 13)	450,999	365,751
Total Current Liabilities	1,837,975	1,624,289

Long-term Liabilities
Lease payable - non current portion (Note 9)	117,861	115,463
Total Long-term Liabilities	117,861	115,463

Total Liabilities	1,955,836	1,739,752

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
4,166,667 shares issued and outstanding at September 30, 2010 and December 31, 2009	4,167	4,167
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
19,365,013 shares issued and outstanding at September 30, 2010 and December 31, 2009	19,365	14,908
Additional paid in capital	25,687,041	21,182,026
Statutory surplus reserve fund (Note 12)	642,819	642,819
Accumulated deficit	(1,188,881)	(5,728,130)
Accumulated other comprehensive income	1,405,035	1,025,592
Total stockholders' equity	26,569,546	17,141,382

Total Liabilities and Stockholders' Equity	$28,525,382	$18,881,134

The accompanying notes are an integral part of these cnosolidated financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue, net	$8,648,640	$7,893,399	$21,896,121	$16,484,070
Cost of goods sold	(6,250,724)	(5,931,174)	(15,908,426)	(12,594,625)
Gross profit	2,397,916	1,962,225	5,987,695	3,889,445

Selling, general and administrative expenses	459,319	329,358	914,860	754,575

Net income from operations	1,938,597	1,632,867	5,072,835	3,134,870

Other income (expenses)
Gain on investment	32,871	8,827	91,184	60,200
Other income	-	20,465	176,338	371,346
Other expenses	-	-	(146)	-
Interest income	17,548	31	45,504	5,846
Interest expense	-	-	-	(117)
Total other income	50,419	29,323	312,880	437,275

Net income before income taxes	1,989,016	1,662,190	5,385,715	3,572,145

Income taxes	326,126	250,864	846,466	526,436

Net income	$1,662,890	$1,411,326	$4,539,249	$3,045,709

Earnings per share - basic	$0.09	$0.09	$0.26	$0.20
Earnings per share - diluted	$0.07	$0.09	$0.21	$0.20

Weighted average common shares outstanding:
Basic	19,365,013	14,908,313	17,267,461	14,908,313
Diluted	23,768,695	14,908,313	21,671,143	14,908,313

The accompanying notes are an integral part of these consolidated financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$4,539,249	$3,045,709
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	209,880	180,894
Stock-Based Compensation	52,589	10,887
Provision for impairment of other receivables	23,956	-
Gain on investment	(91,184)	(60,200)
Changes in operating assets and liabilities:
Accounts receivable	(343,395)	(1,089,566)
Advance to suppliers	(80,337)	657,035
Inventory	73,797	(164,502)
Prepaid expenses and other receivables	(120,201)	(62,763)
Accounts payable	(19,490)	(166,641)
Accrued expenses and other payables	(47,237)	(567)
VAT tax payable	166,626	54,115
Income taxes payable	76,155	143,776
Advance from customers	-	(109,599)
Net cash provided by operating activities	4,440,408	2,438,578

Cash Flows from Investing Activities
Acquisitions of property, plant and equipment	(238,332)	(17,681)
Addition in construction in progress	(973,398)	(872,341)
Acquisitions of intangible assets	-	(219,301)
Deposit for purchase of equipment	(1,176,290)	(767,420)
Advances to related parties	(25,000)	-
Repayment from related parties	737	74,582
Dividend from equity interest subsidiary	58,535	43,860
Net cash (used in) investing activities	(2,353,748)	(1,758,301)

Cash Flows from Financing Activities
Proceeds from warrant exercise	4,456,883	-
Net cash provided by financing activities	4,456,883	-

Effect of exchange rate changes on cash and cash equivalents:	155,942	3,261

Increase in cash and cash equivalents	6,699,485	683,538
Cash and cash equivalents, beginning of period	8,883,188	1,071,038
Cash and cash equivalents, end of period	$15,582,673	$1,754,576

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$117
Income taxes paid in cash	$322,059	$382,660

The accompanying notes are an integral part of these consolidated financial statements.

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

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (“the Agreement”) with Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into this agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. As discussed in Principles of Consolidation in Note 2, An Sen has been determined to have a controlling financial interest in Zhongxi as a result of the Agreement, allowing the accounts of Zhongxi to be consolidated with those of An Sen. Applying the rules of Accounting Standards Codification (‘ASC”) 805, Business Combinations, Zhongxi was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition resulting in the recapitalization of Zhongxi. Costs and expenses incurred by China Power and An Sen were made in anticipation of the transaction with Zhongxi and have therefore been pushed down and included in the consolidated financial statements.

Zhongxi was founded in Xi’an China under the laws of the PRC on June 29, 2004, and currently manufactures 59 different products, including amorphous alloy core and transformers.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

As of November 8, 2006, the date the Management Entrustment Agreement became effective, the Company determined to consolidate the results of Zhongxi based on the ASC 810, Consolidation. According to that topic, the execution of the Agreement is considered to be a business combination. Accordingly, Zhongxi was determined to be the accounting acquirer and the consolidation with China Power is considered to be a recapitalization of Zhongxi. Periods prior to the combination contain the accounts of Zhongxi and periods subsequent to the combination include the accounts of Zhongxi combined with those of China Power and An Sen. Assets and liabilities are recorded at their historical cost basis and the combination resulted in no gain, loss, or goodwill. All inter-company accounts have been eliminated in consolidation.

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

For transformer core, the customers can make return or exchange within 10 days after receiving the goods.

For transformer, there’s no specific return or exchange policy because in the transformer industry, transformer is purchased according to careful project design and planning, thus return or exchange rarely happens. As most of the product problem, if any, is fixed during the testing and qualifying period, the Company has had no historical warranty claim, thus no anticipated warranty liability is accrued.

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $157,219 and $154,667 at September 30, 2010 and December 31, 2009, respectively.

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

NOTE 3 – INVENTORY

Inventory consists of:

	September 30,	December 31,
	2010	2009

Raw materials	$136,307	$261,584
Work in progress	13,519	12,180
Finished goods	148,030	89,548

Total inventory	$297,856	$363,312

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2010	2009

Construction in progress	$3,271,126	$2,232,462
Plant and office building	2,438,862	2,389,244
Machinery and production equipment	1,075,372	956,564
Automobile	121,113	4,825
Office equipment	32,149	4,530
Total	6,938,622	5,587,625
Less accumulated depreciation	(1,178,518)	(994,557)

Property, plant and equipment, net	$5,760,104	$4,593,068

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consists of:

	September 30,	December 31,
	2010	2009

Technical know-how	$223,944	$219,388
Amorphous Transformer Technique	343,381	336,395
Total	567,325	555,783
Less: accumulated amortization	(213,720)	(164,270)

Intangible assets, net	$353,605	$391,513

The intangible assets consist of three patents for the production technology of amorphous alloy transformers in China.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $223,944. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $74,648. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Alloy Science, which is a related party of the Company, with common owners and directors for $149,296. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Antai Science & Technology Co. Ltd for $119,437.  The technology is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $61,384.

NOTE 6 – LONG-TERM INVESTMENT

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $162,733 (RMB1,090,000).  The equity method has been used for this investment for the nine months ended September 30, 2010 and 2009, respectively.  Zhongxi purchased the shares of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science). The balances for the investment including earnings from the investment as of September 30, 2010 and December 31, 2009 were $321,834 and $282,897, respectively. An evaluation had been performed by the company as of December 31, 2009 to ensure that the 20% of the net assets value of Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd was above its investment amount.

The following table summarizes the income statement of Yan An for the nine months ended September 30, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Nine Months Ended September 30,
	2010	2009
Exchange rate	6.6981	6.8376
Sales	$3,704,976	$2,819,041
Gross profit	$626,252	$482,056
Income from continuing operations	$393,466	$275,554
Net income	$393,466	$275,554
20% investment earnings	$78,693	$55,111
Dividends received	$59,718	$43,875

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following table provides the summary of balance sheet information for Yan An as of September 30, 2010 and December 31, 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	September 30, 2010		December 31, 2009
	RMB	USD	RMB	USD
Total assets	25,650,631	3,829,538	26,419,407	3,864,068
Total liabilities	11,989,050	1,789,918	13,393,299	1,958,887
Net assets	13,661,582	2,039,620	13,026,108	1,905,182
Zhongxi's 20% ownership	2,732,316	407,924	2,605,222	381,036
Ending balance of investment account	2,155,679	321,834	1,934,226	282,897
Difference	576,637	86,090	670,996	98,139

The difference of $86,090 was mainly due to the discount of RMB 843,672 when Alloy Science purchased the 20% ownership in Yan An. Yan An’s net asset was RMB 9,668,360 and Alloy Science invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in  Yan An.

The discount is amortized over 10 years, the estimated useful lives of Yan An’s equipment and machinery which are considered the hard to value assets. According to ASC 323, Investments—Equity Method and Joint Ventures, “A difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary.” When consolidating with Yan An, an entry would be made to reduce the depreciable value of Yan An’s hard to value fixed assets by the discount amount in order to properly allocate the consideration paid to the fair value of assets received and liabilities assumed. The reduction in the book value of the newly acquired fixed assets would result in a lower depreciation expense over the future lives of those fixed assets than that shown on the books of Yan An. Consequently, the Company would recognize income that is slightly higher than its proportionate share of Yan An’s reported income, which exactly is the effect of amortizing the discount into income over the lives of the fixed assets acquired.

The following is the shareholder’s list of Yan An Amorphous Alloy Transformer Co., Ltd as of September 30, 2010:

Yan An Amorphous Alloy Transformer Co., Ltd Shareholders’ List
	Shareholders’ Name	# of shares	%
1	Mr. Chang Ming	4,500,000	60.0%
2	Zhongxi	1,500,000	20.0%
3	Mr. Yang Shuchen	500,000	6.7%
4	Mr. Zhao Chongxiao	500,000	6.7%
5	Mr. Wang Xinyu	500,000	6.6%
	Total	7,500,000	100%

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from Beijing Antai Science & Technology Co., Ltd for $1,343,665 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material in 2010. The company conducted the evaluation for the impairment of the asset as of December 31, 2009 and there is no impairment needed to be recorded as of the date of evaluation. The contract rights deposit expected to be amortized in 3 years starting from the date of purchasing of raw materials from Beijing Antai Science & Technology Co., Ltd.

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $59,718 (RMB400,000) at 4% stated annual interest rate.  The agreement commenced on December 28, 2006 and expired on December 27, 2009. The company extended this loan for one year until December 27, 2010.

Future minimum principal payments as of September 30, 2010 are as follows:

For the period ended September 30:
2011	$59,718
Total	$59,718

NOTE 9 – CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,174 for the year ended December 31, 2010 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $141,877 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% of discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company and the lease agreement contained a bargain purchase option. The net leased asset account was $109,585 and $111,482 as of September 30, 2010 and December 31, 2009, respectively.

Future minimum lease payments as of September 30, 2010 are as follows based on the 10% of discounted factor:

For the period ended September 30:
2011	4,635
2012	2,692
2013	2,977
2014	3,293
Thereafter 106,465
Less Current Portion	(2,201)
Long Term Portion	$117,861

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

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

Common Stock

At September 30, 2010 the Company has 100,000,000 shares of common stock authorized and 19,365,013 shares issued and outstanding at par value $0.001 per share.

In connection with the Private Placement of the Series B Preferred Stock, the Company also entered into a Make Good Escrow Agreement dated as of November 30, 2009 with the Buyers and Escrow, LLC (the “Escrow Agent”), where the Company committed to place 2,080,000 shares of Common Stock into escrow to be delivered to the Buyers if the Company fails to achieve certain operating income targets.

The 2,080,000 shares of Common Stock held in escrow are not treated as outstanding at September 30, 2010 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

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

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the nine months ended September 30, 2010:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, January 1, 2009	4,456,700	$1.00
Issued	1,000,000	$2.40
Warrants outstanding, December 31, 2009	5,456,700	$1.26
Exercised	(4,456,700)	$1.00
Warrants outstanding, September 30, 2010	1,000,000	$2.40

Exercisable as of September 30, 2010	1,000,000	$2.40

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2010	2009
Risk-free interest rate (%)	1.6%	1.6%
Expected dividend yield (%)	-	-
Expected option life (years)	3.0	3.0
Expected volatility (%)	116.6%	138.3%
Weighted average grant date fair value	$2.01	$0.41

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

The following table summarizes the activities for the Company’s options for the nine months ended September 30, 2010:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2009	100,000	$0.44
Granted	50,000	$2.90
Balance at September 30, 2010	150,000	$1.26	4.0
Vested and exercisable as of September 30, 2010	112,500	$0.71	3.8

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at September 30, 2010:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$0.23	25,000	3.8	25,000
$0.51	75,000	3.8	75,000
$2.90	50,000	4.6	12,500
	150,000		112,500

At September 30, 2010, there was $62,965 of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.75 years.

For the three and nine months ended September 30, 2010, stock- based compensation expenses of $25,186 and $52,589, respectively, were included in general and administrative expenses.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Nine Months Ended September 30,
	2010	2009

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$4,539,249	$3,045,709
Net income applicable to common shareholders	$4,539,249	$3,045,709

Denominator:
Weighted average common shares outstanding	17,267,461	14,908,313
Basic earnings per share	$0.26	$0.20

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$4,539,249	$3,045,709
Net income applicable to common shareholders	$4,539,249	$3,045,709

Denominator:
Weighted average common shares outstanding	17,267,461	14,908,313
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,166,667	-
Stock warrants and options	237,015	-
Shares used in computing diluted earnings per share	21,671,143	14,908,313
Diluted earnings per share	$0.21	$0.20

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

The Company has appropriated $642,819 as reserve for the statutory surplus reserve requirement as of September 30, 2010 and December 31, 2009.

In the Company’s consolidated retained earnings, the amounts representing undistributed earnings of its equity method investment, Yan An Amorphous Alloy Transformer Co., Ltd were $78,550 and $45,901 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 13 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2010 and 2009 and has recorded income tax provision for the periods.

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

For the nine months ended September 30, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
Unaudited

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Net income	$4,539,249	$3,045,709
Change in foreign currency translation adjustment	379,444	20,841
Comprehensive income	$4,918,693	$3,066,550

NOTE 16 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

NOTE 17 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and footnotes thereto contained in this report.

Forward Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements include, but are not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this quarterly report on Form 10-Q are based on our current expectation and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statements. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We design, manufacture, and distribute amorphous alloy transformer cores and amorphous alloy transformers in the People's Republic of China (“PRC”), devices that are used to step down voltage at the final phase of the distribution of electricity to consumers, businesses, and industry. Amorphous alloy cores are contained within the amorphous alloy electric transformers and constitute the main operating component of a new generation of energy saving electrical power transformers. We have discontinued our legacy distribution of traditional silicon steel transformer cores and transformers, and no longer make, sell, or distribute those products. Our sales of amorphous alloy cores and amorphous alloy transformers now account for all of our revenues. We expect that amorphous alloy cores and amorphous alloy core transformers will be our major products.

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

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

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

Foreign Currency Translation

Our functional currency and reporting currency are the United States dollar (“USD”). The functional currency of An Sen and Zhongxi is the Chinese renminbi (“RMB”).

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

Results of Operations

Revenues

	Three Months Ended September 30,				%
	2010		2009		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$6,247,649	72.2%	$5,780,042	73.2%	8.1%
Amorphous Alloy Transformer	2,400,991	27.8%	2,108,360	26.7%	13.9%
Traditional Steel Silicon Cores & Transformer	-	0.0%	4,997	0.1%	-100.0%
Total:	$8,648,640	100.0%	$7,893,399	100.0%	9.6%

	Nine Months Ended September 30,				%
	2010		2009		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$14,721,305	67.2%	$11,069,582	67.2%	33.0%
Amorphous Alloy Transformer	7,174,816	32.8%	5,316,260	32.3%	35.0%
Traditional Steel Silicon Cores & Transformer	-	0.0%	98,228	0.5%	-100.0%
Total:	$21,896,121	100.0%	$16,484,070	100.0%	32.8%

Total net revenues increased $755,241 or 9.6% and $5,412,051 or 32.8% during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. This was primarily due to higher tonnage of amorphous alloy cores and more high capacity amorphous alloy transformers sold. To help fill customers’ orders, we subcontracted the manufacturing of some cores and transformers to other companies in the first half of 2010 before our new plant began production in July 2010. The revenues from traditional silicon steel cores and transformers were zero in the quarter and nine months ended September 30, 2010 because we have focused on amorphous alloy cores and transformers as our major products and have exited all manufacturing, marketing, and distribution of steel cores and transformers.

During the quarter and nine months ended September 30, 2010, the average sales prices per ton of amorphous alloy cores were 10.6% lower and 10.9% lower, respectively, compared with the same periods of 2009. The lower average prices of amorphous alloy cores were the result of the lower prices obtained for amorphous alloy strip, the primary raw material used to make amorphous alloy cores.

During the quarter and nine months ended September 30, 2010, the average sales prices per unit of amorphous alloy transformers were 31.2% higher and 36.5% higher, respectively, compared with the same periods of 2009. The higher average prices of amorphous alloy transformer were primarily due to more expensive high capacity transformers sold in our transformer product mix.

Cost of Goods Sold

	Three Months Ended September 30,				%
	2010		2009		change
	COGS	%	COGS	%
Amorphous Alloy Core	$4,428,614	69.8%	$4,317,744	72.8%	2.6%
Amorphous Alloy Transformer	1,822,110	29.2%	1,609,615	27.1%	13.2%
Traditional Steel Silicon Cores & Transformer	-	0.0%	3,815	0.1%	-100.0%
Total:	$6,250,724	100.0%	$5,931,174	100.0%	5.4%

	Nine Months Ended September 30,				%
	2010		2009		change
	COGS	%	COGS	%
Amorphous Alloy Core	$10,459,411	65.7%	$8,396,011	66.7%	24.6%
Amorphous Alloy Transformer	5,449,015	34.3%	4,107,328	32.6%	32.7%
Traditional Steel Silicon Cores & Transformer	-	0.0%	91,286	0.7%	-100.0%
Total:	$15,908,426	100%	$12,594,625	100%	26.3%

Cost of goods sold increased $319,550 or 5.4% and $3,313,801 or 26.3% during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. This was primarily due to higher tonnage of amorphous alloy cores and more high capacity amorphous alloy transformers sold.

The increases in cost of goods sold were partly offset by lower prices for the primary raw material, amorphous alloy strip. For the quarter and nine months ended September 30, 2010, the average prices of amorphous alloy strip decreased 12.8% and 16.5%, respectively, compared to the same periods of 2009. The world’s main supplier of amorphous alloy strip has been setting its price for amorphous alloy strip lower in order to promote amorphous alloy transformers at more affordable prices.

Gross Profit

	Three Months Ended September 30,				%
	2010		2009		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,819,035	29.1%	$1,462,298	25.3%	24.4%
Amorphous Alloy Transformer	578,881	24.1%	498,745	23.7%	16.1%
Traditional Steel Silicon Cores & Transformer	-	n/a	1,182	23.7%	-100.0%
Total:	$2,397,916	27.7%	$1,962,225	24.9%	22.2%

	Nine Months Ended September 30,				%
	2010		2009		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$4,261,894	29.0%	$2,673,571	24.2%	59.4%
Amorphous Alloy Transformer	1,725,801	24.1%	1,208,932	22.7%	42.8%
Traditional Steel Silicon Cores & Transformer	-	n/a	6,942	7.1%	-100.0%
Total:	$5,987,695	27.3%	$3,889,445	23.6%	53.9%

Gross profit increased $435,691 or 22.2% and $2,098,250 or 53.9% during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. This was primarily due to higher sales revenues of amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) increased 2.8 percentage points to 27.7% in the third quarter 2010 from 24.9% in the third quarter 2009 and increased 3.7 percentage points to 27.3% in the nine months ended September 30, 2010 from 23.6% in the nine months ended September 30, 2009. This was primarily due to the lower prices for amorphous alloy strip in the quarter and nine months ended September 30, 2010 compared to the same periods of 2009.

Selling, General, and Administration Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative expenses	$459,319	$329,358	39.5%	$914,860	$754,575	21.2%
% of Revenue	5.3%	4.2%		4.2%	4.6%

Selling, general, and administrative (“SG&A”) expenses increased by $129,961 or 39.5% and $160,285 or 21.2% during the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. For the third quarter of 2010, higher SG&A expenses were mainly due to an increase in administrative personnel expenses of $48,184 and an increase in professional fees of $35,809. For the first nine months of 2010, higher SG&A expenses were mainly due to an increase in administrative employee expenses of $71,489, an increase in stock-based compensation of $41,702, an increase in local taxes of $27,445 resulting from higher revenues, and an increase in sales employee expenses of $25,710.

SG&A expenses as a percentage of revenue decreased for the first nine months of 2010 because most of the general and administrative expenses are fixed and do not increase in proportion to increases in revenues.

Gain on Investment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% change	2010	2009	% change
Gain on investment	$32,871	$8,827	272.4%	$91,184	$60,200	51.5%

Gain on investment for the quarter and nine months ended September 30, 2010 increased $24,044 or 272.4% and $30,984 or 51.5%, respectively, compared to the same periods of 2009. These increases were primarily due to higher earnings from our 20% equity method investment.

We invested $162,733 (using the exchange rate of RMB 6.6981 to $1.00 as of September 30, 2010) or RMB 1,090,000 in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership in 2005. We recorded this investment using the equity method because of our significant influence on the entity.

The following table summarizes the income statement of Yan An for the nine months ended September 30, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Nine Months Ended September 30,
	2010	2009
Exchange rate	6.6981	6.8376
Sales	$3,704,976	$2,819,041
Gross profit	$626,252	$482,056
Income from continuing operations	$393,466	$275,554
Net income	$393,466	$275,554
20% investment earnings	$78,693	$55,111
Dividends received	$59,718	$43,875

The following table provides the summary of balance sheet information for Yan An as of September 30, 2010 and December 31, 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	September 30, 2010		December 31, 2009
	RMB	USD	RMB	USD
Total assets	25,650,631	3,829,538	26,419,407	3,864,068
Total liabilities	11,989,050	1,789,918	13,393,299	1,958,887
Net assets	13,661,582	2,039,620	13,026,108	1,905,182
Zhongxi's 20% ownership	2,732,316	407,924	2,605,222	381,036
Ending balance of investment account	2,155,679	321,834	1,934,226	282,897
Difference	576,637	86,090	670,996	98,139

The difference of $86,090 was mainly due to the discount of RMB 843,672 when we purchased the 20% ownership in Yan An. Yan An’s net assets were RMB 9,668,360 and we invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in Yan An.

Other Income

Other income consists of mainly consulting fees for providing technical support to potential customers. In the quarter and nine months ended September 30, 2010, we received nil and $176,338 in consulting fees, respectively. In the quarter and nine months ended September 30, 2009, we received $20,465 and $371,346 in consulting fees, respectively.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income taxes	$326,126	$250,864	$846,466	$526,436
Effective tax rate	16.4%	15.1%	15.7%	14.7%

The increases in the income taxes for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 were mainly due to the higher net income before income taxes that resulted from higher revenues. Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% for as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended September 30, 2010, net income was $1,662,890 compared to $1,411,326 for the corresponding period of 2009, an increase of $251,564 or 17.8%.  For the nine months ended September 30, 2010, net income was $4,539,249 compared to $3,045,709 for the corresponding period of 2009, an increase of $1,493,540 or 49.0%. The increases in net income for the quarter and nine months ended September 30, 2010 were mainly due to higher revenues and lower raw material prices that were partly offset by higher SG&A expenses and higher income taxes.

Liquidity and Capital Resources

We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the production facilities for amorphous alloy cores and transformers. As of September 30, 2010, we are committed to construction contracts of approximately $1,114,264 in our new plant.  The cash commitments remaining for 2010 for these contracts is approximately $541,116. Cash generated from operations and funds raised from issuing convertible preferred stock will be used to fulfill such commitments. We believe our existing cash will be sufficient to maintain our operations at the present level for at least the next 12 months.

The following table summarizes our liquidity and capital resources for the periods presented:

	September 30, 2010	December 31, 2009
Cash	$15,582,673	$8,883,188
Working capital	$16,814,747	$9,793,699
Stockholders' equity	$26,569,546	$17,141,382

The following table shows the movements of our cash for the periods presented.

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$4,440,408	$2,438,578
Net cash (used in) investing activities	(2,353,748)	(1,758,301)
Net cash provided by financing activities	4,456,883	-
Effect of exchange rate changes on cash	155,942	3,261
Net increase in cash	$6,699,485	$683,538

Operating activities:

For the nine months ended September 30, 2010, net cash provided by operating activities was $4,440,408. This was primarily due to net income of $4,539,249, adjusted by non-cash related expenses including depreciation and amortization of $209,880, stock-based compensation of $52,589 and provision for impairment of other receivables of $23,956, and adjusted by a non-cash related gain on investment of $91,184, then decreased by cash used in working capital activities of $294,082. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $343,395 resulting from higher revenues, an increase in advance to suppliers of $80,337, and an increase in prepaid expenses of $120,201, partly offset by an increase in VAT and income tax payable of $242,781 and a decrease in inventory of $73,797.

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

Investing activities:

Net cash used in investing activities was $2,353,748 for the nine months ended September 30, 2010. It was primarily due to $1,176,290 deposit for the equipments of new plant, capital expenditures of $973,398 for construction in progress of the new plant, and capital expenditures of $238,332 in equipment and automobile, partially offset by the dividend of $58,535 received from the 20% equity investment in Yan An.

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

Financing activities:

Net cash provided by financing activities was $4,456,883 for the nine months ended September 30, 2010 from the exercise of outstanding warrants originally issued with our Series A convertible preferred stock.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations and Commitments

As a smaller reporting company we are not required to provide information required by this Item.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

OTHER INFORMATION
ITEM 1        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A to Part I of Form 10-K.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4        REMOVED AND RESERVED

Not applicable.

ITEM 5        OTHER INFORMATION

Not applicable.

ITEM 6         EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)           Exhibits:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010

CHINA POWER EQUIPMENT, INC.

By:	/s/Yongxing Song
Name: Yongxing Song
Title: Chief Executive Officer and President (Principal Executive Officer)

By:	/s/Elaine Zhao
Name: Elaine Zhao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.