Form 10-K
period 2010-12-31
China Power Equipment, Inc.
filed 2011-03-31
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number 333-147349

CHINA POWER EQUIPMENT, INC.
(Name of small business issuer in its charter)
Maryland	20-5101287
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University,
No. 168 Kechuang Road, Hi-tech Industrial Development Zone
Xi’an, Shaanxi, China 710065
(Address of principal executive offices)

Issuer’s telephone number, including area code +86-29-8831-0282/8831-0560

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).*    ☐ Yes  ☐ No  *The Company has not yet been phased in to the Interactive Data requirements.

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

Large accelerated filer ☐ Accelerated Filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,794,527 shares) based on the price of $2.25 at which the registrant’s common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, was $19.8 million. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2011, there were outstanding 19,382,013 shares of the registrant’s common stock, par value $0.001 per share.

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

The words “believe, expect, anticipate, intend and plan” and similar expressions identify predictive statements. These statements are subject to risks and uncertainties that cannot be known or quantified and, consequently, actual results may differ materially from those expressed or implied by such predictive statements. Readers are cautioned not to place undue reliance on these predictive statements, which speak only as of the date they are made.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “RMB” or “yuan” are to the Chinese renminbi (also known as the yuan). According to the currency exchange rate published by People’s Bank of China , as of December 31, 2010, US $1.00 = RMB 6.591.

PART I

ITEM 1.	BUSINESS

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

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (“the Agreement”) with Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into this agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. Zhongxi was founded in Xi’an China under the laws of the PRC on June 29, 2004, and currently manufactures 59 different products, including amorphous alloy core transformers and cores.

Pursuant to the Agreement, An Sen has the right to manage and control Zhongxi, receive the financial benefits and is exposed to the financial risks of Zhongxi, including, without limitation, the assumption of any risk of loss from Zhongxi’s operations, the obligation to pay the outstanding liabilities of Zhongxi, including debt, if Zhongxi does not have sufficient cash on hand to do so, and any deficiencies if net assets are less than registered capital as a result of any losses. While neither China Power nor An Sen will co-sign Zhongxi contracts, An Sen will continue to be exposed to the financial risks of Zhongxi for its future obligations with third parties through the operation of Management Entrustment Agreement. Mr. Song, the legal representative for Zhongxi and Yarong Feng, the legal representative for An Sen, hold positions as directors and executive officers of each of An Sen and Zhongxi; therefore the Management Entrustment Agreement was not entered into at arm’s length because the parties to the agreement were related prior to the transaction and under common control immediately thereafter. Under the Management Entrustment Agreement and pursuant to consent of the shareholders of Zhongxi, Zhongxi and its shareholders entrusted to An Sen its management rights, the rights and powers of its shareholders and board of directors, and the right to receive all of Zhongxi’s profits in exchange for An Sen’s assumption of the obligation to fund all operating losses and liabilities of Zhongxi. In addition, An Sen has the right to vote as if it holds 100% of the common stock of Zhongxi on all matters that are brought before Zhongxi’s shareholders. As a result of entering into the Management Entrustment Agreement, An Sen has functional control over Zhongxi and for purposes of US GAAP we can consolidate the financial results of Zhongxi. DeHeng Law Office, our PRC counsel, has advised us that in their opinion the Management Entrustment Agreement is legal and enforceable under PRC law. In the event of a breach of the Management Entrustment Agreement, the breaching party is liable for monetary damages and there is no right of termination for breach.

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

Business Overview

China Power Equipment, Inc. (“China Power” or the “Company”) is a holding company. Through its wholly owned subsidiary, An Sen and its affiliated operating company, Zhongxi, it designs, manufactures, and distributes amorphous alloy transformer cores and amorphous alloy distribution transformers in the People’s Republic of China.

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

A typical amorphous alloy transformer consumes 70% less electricity compared with traditional silicon steel transformer in operation, which gives more net electricity to the consumers. For example, for a 500KVA transformer, typical silicon steel transformer consumes 960W while comparable amorphous alloy transformer  consumes only 240W.

Since the amorphous alloy transformer consumes less electricity, it reduces the need to generate electricity. In turn, less coal is burned to provide the same net electricity to the consumers. The result is lower air pollution and more affordable electricity with greater availability.

Therefore, as an energy-efficient power equipment, amorphous alloy transformer has received the same strong support from Chinese government as the new type clean energy has, which leads to significant potential demand in the market.

Products

China Power (through Zhongxi) designs, manufactures, and distributes amorphous alloy cores in the PRC that are the main component in a new generation of energy saving electrical power transformers. Zhongxi also sells amorphous alloy transformers and is expanding its manufacturing of this type of transformers.

China Power has discontinued its legacy silicon steel transformer business, and no longer a manufacturer or distributor of silicon steel transformers. Traditional steel core transformers were approximately 0.4% of the Company's sales in 2009. Amorphous alloy cores and amorphous alloy transformers constituted all of the Company’s sales in 2010.

China Power currently manufactures 59 different products, primarily amorphous alloy cores and, to a lesser extent, amorphous alloy core transformers that are subcontracted to other companies.

The amorphous alloy core, on the right, has 3,030 layers of amorphous alloy strip, weighs about 68 kilograms (149.94 pounds), and is used in an electric transformer to step down 10,000 volts to 220 volts. The assembly of the core is done by a combination of computer-controlled cutting and precision alignment of each delicate thin alloy strip, careful shaping by hand to the final form, computer-controlled heat treatment matched to the core’s specific application, then final assurance testing, finishing, and protective packaging. The typical price for this core is about RMB 2,584 (about $392).

China Power discontinued the manufacturing of steel core and distribution of steel core transformers made by other companies in 2010.

China Power currently produces the amorphous alloy core series SH15, SBH15, and DH15, as well as the transformer series that use those cores, as shown below. The transformer production is currently subcontracted to other companies but will be taken in-house when China Power’s transformer capacity is established in 2011.

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

A series of Chinese government regulations have encouraged the use of amorphous alloy core transformers since 1998 because of their energy saving properties. These regulations specified new energy codes for the manufacture and sale of transformers, setting stricter regulations regarding a transformer’s maximum energy consumption limit. In 1998 the Chinese government confirmed the policy of proposing domestic amorphous alloy materials and transformers. In 2000 the Chinese government listed the amorphous alloy transformer as an important environmental protection product. In 2005 the Chinese government listed energy saving transformer industry as an industry encouraged by the nation. In the “Eleventh Five Year Plan” announced in 2006, the Chinese government set up the goal for all the local governments to reduce energy consumption by 20%.

In 2007, the amorphous alloy industry was considered by the government as one of the industries with significant growing potential. In 2008, the Chinese government launched an “Economic Stimulation Program” that is expected to accelerate the construction of both infrastructure and the electric power grid in rural areas. In 2009, the State Grid Corporation of China entered into a letter of intent for a clean development mechanism program with the World Bank to install high-efficiency amorphous alloy transformers that will gradually replace 166,000 of the most inefficient transformers in China. In November 2010, the China’s Development and Reform Commission( NDRC ) and relevant government officials announced “the Guidance for Power Supply Management” in order to accelerate the adoption of products and technologies that would dramatically improve the energy efficiency of electricity grid , reduce emissions, and increase the availability of electricity. The guidance is effective on January 1, 2011. In the guidance, the government not only sets up specific energy-saving targets for grid companies, but also encourages grid companies to install energy-saving transformers. The government also provides a series of incentives, including surcharge on users to encourage grid companies to adopt new technologies to save energy consumption.

Exit Strategy For Silicon Steel Cores and Transformers Business

Zhongxi no longer manufactures, markets, sells, or distributes silicon steel cores or silicon steel transformers since it exited those product lines in 2009.

Originally, Zhongxi started the business of steel cores and transformers in 2004. On January 1, 2005, Zhongxi leased facilities owned by Xi’an Zhongxi Zhengliu Dianlu Transformer Factory Ltd. (“ZD”), so Zhongxi could manufacture traditional steel core transformers, for an initial lease fee of RMB 30,000 plus RMB 100,000 per year in rent payable after Zhongxi completed certain agreed upon leasehold improvements (the “2005 Lease”). The term of the 2005 Lease runs from the execution date to 2028, with a 10 year option to renew by Zhongxi. The agreement can be terminated by mutual agreement or the parties with provisions that provide that a breaching party will owe a non-breaching party 10% of the lease fee in liquidated damages.

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

During term of the 2009 Sub-Lease, no rental payments will be due under the 2005 Lease. Under the terms of the 2009 Sub-Lease, ZD will give priority to the steel core transformers ordered by Zhongxi. ZD is responsible for all of the costs and expenses related to the operation of the manufacturing facility. Upon termination of the 2009 Sub-Lease, ZD has a right of first refusal to re-lease the facilities from Zhongxi and manufacture steel core transformers for Zhongxi upon the same terms and conditions as in the 2006 Sub-Lease in the event that Zhongxi decides to continue to outsource these operations. In the event that ZD does not exercise its right of first refusal, the 2009 Sub-Lease terminates and the provisions of the 2005 Lease continue to apply.

Market For Zhongxi’s Products

China’s traditional steel core transformer market is extremely competitive, with several high profile participants. The rising price of raw materials used in steel core transformers has resulted in relatively narrow profit margins for the steel core transformer makers.

The energy-saving performance and environmental improvements that come from amorphous alloy transformers and China’s national policy guidance that encourages their use make traditional silicon steel transformers account less in the transformer market while the adoption of energy-saving transformers is continuously growing. As a result, we believe that demand for high-efficiency amorphous alloy cores and transformers greatly exceeds the current supply.

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

We believe that our decision to focus on the market for amorphous alloy transformer cores, and later transformers, will enable us to establish a leadership position in the market and to participate in this growth on a broad scale.

China Power’s strategy is designed to establish the Company as a leader in the global amorphous alloy core and transformer market.

China Power has completed its transition to manufacturing amorphous alloy core. The Company expects to control the raw material cost by large-scale production and procurement, and reduce the cost of amorphous alloy transformers by improving process and technology, thus improve the gross margin.

The Company plans to strengthen its sales and marketing efforts, build relationships with appropriate state and national government agencies, and establish relationships with additional major transformer manufacturers.

China Power intends to continue to develop new products to improve transformer efficiency and meet customer and market demand.

In 2010, China Power was granted three patents regarding its products and specialized equipment, and has received patent certificates for two of them. These new product designs are expected to effectively enrich our product portfolio, and should provide more options for our customers.

Meanwhile, our R&D department is actively testing the performance of domestic amorphous materials. Producing amorphous alloy cores with domestic amorphous materials should offer more options for the Company, thus, enhancing the Company’s competitiveness.

In 2007, the Company exported its products to South Korea due to a policy of the South Korean government that at least 3 percent of all newly-installed power transformers should be amorphous core transformers. We have since then expanded our capacity and are able to secure sufficient supply of our products to all of our customers in China, accordingly the Company plans in the future to actively pursue markets outside of China. In the view of the global trends in this industry, China and India are currently the biggest markets for amorphous alloy transformers. In addition, in Asia (besides the existing market in Taiwan and South Korea) other markets include the Philippines and Vietnam . The North America and Brazil markets for these products are also expected to develop very fast.

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

•	Increase the supply of amorphous alloy strip to develop a diversified supply portfolio, which effectively provides options to the users.

•
China Power will prudently expand capacity so that it can deliver all new orders promptly, consistent with the customers’ just-in-time specifications. Customers will then have high assurance that their high-quality cores will arrive at the times and performances specified

•	Expand its capacity in its production plants in phases to optimize the company’s return on assets.

•
Increase its market share in high-performance electrical transformers that use the company’s amorphous alloy transformer cores by introducing its new line of amorphous alloy transformers and by expanding sales in geographic regions not served by China Power’s current customers that make transformers. About 90 percent of China’s installed distribution transformers do not yet have amorphous alloy cores. This is a large market with enough room for both China Power and its customers to supply transformers without significant competitive conflict.

•
Make transformer customers the first priority on its core production. China Power will fill all its customers’ orders for cores at the time specified – before it supplies cores to its own transformer production line.

•
Actively develop the power transmission products needed for the new type of energy- such as clean energy, including the transformer applied to wind power. The company is also targeting manufacturers who are seeking to change from traditional transformers to energy-saving products, and making them potential customers for our amorphous alloy cores.

Raw Materials And Principal Suppliers Of Zhongxi

Zhongxi’s amorphous alloy cores have three main raw materials: amorphous alloy strip, silicon steel sheet, and epoxy resin. Except for amorphous alloy strip, these materials are currently readily available in its domestic or the international market.

The current supplier of raw amorphous alloy strip for manufacturing amorphous alloy core is Hitachi Metals Co., Ltd.(“Hitachi”), which is the biggest manufacturer of amorphous alloy strip in the world. As the biggest manufacturer of amorphous alloy cores in western China, the Company has been maintaining a good relationship with Hitachi. Notwithstanding the fact that the supply of Hitachi’s amorphous alloy strip is outpaced by the global demand for its product, we believe our relationship with Hitachi will generally permit us to purchase sufficient amounts of material to keep up with our demand. Meanwhile, we expect that Beijing Advanced Technology & Materials Co. Ltd. ("AT&M") will soon provide materials in large amount to reduce any potential risks relating to the materials, and to enrich our product portfolios. We have signed an agreement with AT&M whereby we have been given priority to purchase amorphous alloy strip products.

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

Comparative data for Zhongxi and its two main competitors in the amorphous alloy and steel core business is shown in the table below.

	China Power	Shanghai Zhixin Electric Co. Ltd. (1)	Beijing Zhong Ji Lian Gong Co., Ltd.
Year established	2004	1998	2005
Sales in 2010 in RMB	200,484,074	1,110,319,472	228,000,000
Sales in 2010 in US $ (2)	29,657,846	168,459,941	34,592,626
Geographic market coverage	National	National	National
Annual production capacity, in metric tons	6,500	20,000	6,000

(1)           2010 sales for Shanghai Zhixin Electric Co. Ltd. were estimated based on its sales through September 30, 2010 because their audited year 2010 financial statements are not yet available.

(2)           US$ amounts were translated using year 2010 average exchange rate of $1 = RMB 6.7599

While Zhongxi’s competitors are larger, we believe Zhongxi has a number of advantages over its competitors which will help us expand our market in a short time.

(1) Geographic: The Company is located in western China, and is the only professional manufacturer of amorphous alloy cores in western China. This unique geographic advantage best suits the energy-saving effect of amorphous alloy transformers since the transportation of the products is more convenient because it lies in the center of the country.

(2) Technology: The Company has six patents, including design of the cores and transformers, equipment for core production and transformer production. The extensive coverage of our patents shows that our company has a comprehensive knowledge in amorphous alloy transformer industry. These technologies have enabled the Company to lower production cost and provide comprehensive service and optimal design to our customers.

(3) Capacity. After the completion of capacity expansion in 2010, the Company has become one of the top manufacturers in amorphous industry.

(4) Extensive experiences: As a pioneer of the  research and development of amorphous alloy transformers in China, the Company has maintained a good relationship with relevant state ministries and AT&M in Beijing. The Company has started the application of domestic amorphous alloy strip with AT&M since 2009, and has tested two types of materials so far, including the newest type of material developed by AT&M. The technologies we have accumulated and the good relationship within the industry will effectively improve our competitiveness.

Research and Development

Research and development has been and continues to be a chief component of Zhongxi’s strategy, and it has strong independent research and development abilities. Zhongxi has six Chinese national patents: 3-phase oil-immersed amorphous alloy transformer (patent number ZL01212922.4), dry type transformer (patent number ZL98234558.5), Consecutive Anneal Stove For Amorphous Metal Distribution Transformer Core (patent number ZL200620078995.4), a new amorphous alloy transformer (patent number ZL 2010 2 0195940), vacuum oiling device for amorphous alloy transformers, patent number(ZL 2010 2 0195939.5), three-phase three-column amorphous alloy transformer core (application number 201020510531.2) which has already been granted, but has yet to receive the certificate.

Zhongxi’s leading researcher, Mr. Xu Zewei, is one of the forerunners in the research of amorphous alloy core transformers in China. He has extensive research experience in electromagnetism and has initiated and participated in more than 20 research projects and made ground-breaking discoveries. Zhongxi’s research team consists of PhDs and graduate students who collectively have decades of experience in transformer design and development. The Company is also dedicated to bringing new talents to the group; the newcomers have successfully served in helping to keep the research team at the leading edge of power transformer research and development.

In 2007, Zhongxi was recognized by the Xi’an municipal government as the only R&D and production technology center for amorphous alloy cores.

As of December 31, 2010, we had 6 full-time employees engaged in the company-sponsored research and development.

Intellectual Property

Trademarks

The Company has no registered trademarks.

Patents

Zhongxi has six Chinese national patents: (i) 3-phase oil-immersed amorphous alloy core transformer, patent number ZL01212922.4, which expired on January 10, 2011, (ii) dry type transformer, patent number ZL98234558.5, which will expire on June 30, 2012, and (iii) Consecutive Anneal Stove For Amorphous Metal Distribution Transformer Core, patent number ZL200620078995.4, which will expire on May 18, 2016.(iv) a new amorphous alloy transformer, patent number ZL 2010 2 0195940, which will expire on May 19, 2020, (v) vacuum oiling device for amorphous alloy transformers, patent number, ZL 2010 2 0195939.5, which will expire on May 19, 2020, (vi) three-phase three-column amorphous alloy transformer core, application number 201020510531.2, which has already been granted, but has yet to receive the certificate.

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

Risk Of Loss And Product Liability Insurance

Delivery of Zhongxi’s products is arranged by Zhongxi. Usually, Zhongxi delivers its products primarily through independent logistics companies. Its current shipping companies include Shaanxi Haoyuntong Logistic, Ltd. and Xi’an Haina Logistic Company.

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

Employees

The table below presents the number of our employees on December 31, 2010 and 2009.

Category	2010	2009

Administration	17	22
Manufacturing	31	30
Research & development	6	5
Sales & support	8	4
Total	62	61

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

We do not have any equity ownership interest in Zhongxi. We control Zhongxi through a Management Entrustment Agreement between Zhongxi and our wholly owned subsidiary An Sen. Both An Sen and Zhongxi are controlled by affiliates of Zhongxi and Alloy Science, including Mr. Song, our CEO and Chairman who holds approximately 43.8% of the shares of common stock of Zhongxi and 15.2% of our common stock, and by Ms. Yarong Feng and Mr. Gouan Zhang who are affiliates of Zhongxi and An Sen who manage approximately 19.6% of our common stock as trustees for the shareholders of Alloy Science. Mr. Song is also the President and CEO of An Sen, acting CEO and President of Alloy Science, and one of the trustees for 93.75% of the Alloy Science shares held by shareholders of Alloy Science. Ms. Feng is a Director of China Power, Director of An Sen, Chief Financial Officer and Director of Zhongxi, Secretary to the Board of Directors of Alloy Science, and a Trustee for the shareholders of Alloy Science. Mr. Zhang is a Vice General Manager of China Power, Vice General Manager of An Sen, Vice General Manager and director of Zhongxi, and Trustee under Voting Trust and Escrow Agreement for Alloy Science.

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

The Terms Of Any Future Financing May Adversely Affect Your Interest As Stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon liquidation of the Company. In addition, indebtedness may be under terms that make the operation of the business of Zhongxi more difficult because the lender’s consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

The Protection Of Intellectual Property Rights In The PRC Is Not As Effective As In The United States Or Other Countries.

Our success depends, in part, on our ability to protect the proprietary technologies of Zhongxi. As of the date of this annual report, Zhongxi has six patents, four patents for the production technology of amorphous alloy transformers and two patents for equipment for the production of amorphous alloy cores and transformer.

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

Although we believe that the technology Zhongxi uses, including its patented technology and technology for which Zhongxi has applied for patents, is significantly distinguished from other patented technology, and any infringement claim relating to the technology of Zhongxi would be unlikely to succeed, we cannot assure you that our assessment is or will remain correct. In addition, as litigation becomes more common in the PRC in commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to patents for amorphous alloy core and transformer technology and related devices and machines involve complex technical, legal, and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceeding to which we and or Zhongxi may become a party could subject us and or Zhongxi to significant liability to third parties, including damage awards, and could require Zhongxi to seek licenses from third parties, pay ongoing royalties, or to redesign products or subject Zhongxi to injunctions preventing the manufacture and sale of its products. Protracted litigation could also result in the customers or potential customers of Zhongxi deferring or limiting their purchase or use of its products until resolution of such litigation.

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

AT&M may become  second supplier for amorphous alloy strip, which is the main material used in our production. Beijing Advanced Technology & Materials Co., Ltd. is the company’s English name, while the translation of its Chinese name into English is China An Tai Technology Co., Ltd. The company uses both names.  The supply of amorphous alloy strip from AT&M may help relieve the potential shortage of amorphous alloy strip in the future. However, with the increasing demand in both China’s and the world’s market, a shortage for the raw material may still exist in the future. In such event, if our company can not find any alternatives, the business and financial results of Zhongxi would be materially and adversely affected.

While Zhongxi Has Some Long Term Supply Contracts With Its Suppliers Of Raw Materials, Any Significant Fluctuation In Price Of Raw Materials May Have A Material Adverse Effect On Its Manufacturing Costs.

Silicon steel sheet and epoxy resin are two other raw materials that Zhongxi uses, in addition to amorphous alloy strip. The prices of the sheet steel and epoxy resin are subject to market conditions. Our operating company has certain long-term contracts or arrangements with its suppliers; however, the contracts may not be sufficient to cover its needs. While some of these raw materials are generally available, other raw materials for the amorphous alloy cores and transformers produced by Zhongxi have limited suppliers, and we cannot assure you that prices will not rise because of changes in market conditions. An increase in component or raw material costs relative to the product prices of Zhongxi could have a material adverse effect on its gross margins and earnings.

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

We may review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses, and we expect to make investments in and or to acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders’ percentage ownership; incur substantial debt; assume contingent liabilities; or expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and or products; unanticipated costs associated with the acquisition or investment transaction; the diversion of management’s attention from other business concerns; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; the potential loss of key employees of acquired organizations; and substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items. We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or employees that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results, and financial condition.

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

Our Internal Controls Over Financial Reporting May Not Be Effective, Which Could Have A Significant And Adverse Effect On Our Business.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and or subject us to sanctions or investigation by regulatory authorities.

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

Zhongxi Does Not Presently Maintain Fire, Theft, Product Liability, Or Any Other Property or Business Interruption Insurance, Which Leaves Us With Exposure In The Event Of Loss Or Damage To Its Properties, Those of Our Principal Suppliers or Customers Or Claims Filed Against Us And/Or Zhongxi.

Neither we nor Zhongxi maintains fire, theft, product liability, or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for personal injury or damage or destruction to their property that may be caused by our personnel or products. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. However product liability lawsuits in the PRC are rare, and Zhongxi has never experienced significant failure of its products.  In addition, catastrophic events, including natural disasters such as hurricanes and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. Hitachi Metals, headquartered in Tokyo, Japan, is our largest supplier of amorphous alloy strip, the primary raw material for making our amorphous alloy electricity transformer cores and is the largest manufacturer of amorphous alloy in the world. Its alloy manufacturing operations are located in southern Japan.  Although to date Hitachi Metals appears not to have been affected by the earthquake, aftershocks, or the tsunami that hit northeastern Japan or the nuclear radiation leaks that have followed,  the consequences of closing more nuclear power stations in Japan might eventually reduce Hitachi Metals' ability to produce or ship alloy to us. If these conditions persist, they may have an adverse effect on our result of operations.

Neither We Nor Zhongxi Maintains A Reserve Fund For Warranty Or Defective Equipment Claims. Zhongxi’s Costs Could Substantially Increase If We Experience A Significant Number Of Warranty Claims.

Currently, Zhongxi provides a one-year warranty to its customers who have purchased its transformers. The warranties require us to replace defective equipment. As of March 29, 2011, Zhongxi has received no warranty claims for its products. Consequently, the costs associated with its warranty claims have historically been minimal, and we have therefore not established any reserve funds for potential warranty claims. If Zhongxi begins to receive warranty claims, our financial condition and results of operations could be materially adversely affected.

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

The PRC’s economy is in a transition from a planned economy to a market oriented economy, subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic, and social life.

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

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for the products of Zhongxi rise at a rate that is insufficient to compensate for the rise in the costs of its supplies, it may harm the profitability of Zhongxi. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

The Fluctuation Of The Renminbi May Harm Your Investment.

The value of the Chinese renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into renminbi for the operations of Zhongxi, appreciation of the renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm the business, financial condition, and results of operations for us and Zhongxi. Conversely, if we decide to convert renminbi from Zhongxi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the renminbi, the U.S. dollar equivalent of the renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

PRC State Administration Of Foreign Exchange (“SAFE”) Regulations Regarding Offshore Financing Activities By PRC Residents May Increase The Administrative Burden We Face. The Failure By Our Shareholders Who Are PRC Residents To Make Any Required Applications And Filings Pursuant To Such Regulations May Prevent Us From Being Able To Distribute Profits And Could Expose Us And Our PRC Resident Shareholders To Liability Under PRC Law.

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice (“SAFE #75”), which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment, or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer, or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

The PRC’s Legal And Judicial System May Not Adequately Protect The Business And Operations Of Zhongxi And The Rights Of Foreign Investors

The PRC legal and judicial system may negatively affect foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic, or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

As a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

RISKS RELATED TO OUR COMMON STOCK.

Our Officers And Directors Control Us Through Their Positions and Stock Ownership And Their Interests May Differ From Other Stockholders.

As of March 28, 2011, there were 19,382,013 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 18.0% of our common stock. Mr. Song, our Chairman and Chief Executive Officer, beneficially owns approximately 15.2% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Song’s interests may differ from those of other stockholders. Furthermore, ownership of 18.0% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock. Mr. Song, Ms. Feng, who is our Director, and Mr. Xu, the Chief Engineer of Zhongxi, each respectively own 35.0%, 3.6%, and 2.3% of Alloy Science, 43.8%, 6.3%, and 5.0% of Zhongxi, and 15.2%, 0.9% and 1.6% of China Power. Mr. Zhang, Vice General Manager for Zhongxi, and Ms. Feng, our Director, hold 19.6% of our common stock as trustees for the shareholders of Alloy Science. In addition, Ms. Feng, our Director, and Mr. Gouang Zhang, our Vice General Manager, hold voting power over approximately 19.6% of the shares of Alloy Science as Trustees for Alloy Science stockholders. Alloy Science is not engaged in any business operations and all of the ownership rights of our officers and directors in Zhongxi are held by An Sen pursuant to the Management Entrustment Agreement.

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

We Are Authorized To Issue “Blank Check” Preferred Stock, Which, If Issued Without Stockholders Approval, May Adversely Affect The Rights Of Holders Of Our Common Stock.
We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as Series B Preferred Convertible Stock. As of March 29, 2011 there were 4,149,667 shares of Series B Convertible Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Incorporation, as amended and corrected, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are ikely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 2.	PROPERTIES

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a “land use right” after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land. The following are the details regarding our land use rights with regard to the land that Zhongxi uses in its business.

Zhongxi currently maintains two factories: a transformer factory and an amorphous alloy transformer core factory. The transformer factory is in the Xizhang Industrial Park, Daxingxi Road, Xi’an. Its total area is 5,803 square meters, and has more than 50 machines in a manufacturing area of 2,000 square meters. The land use rights of 2,000 square meters of land at Daxinxi Road, Xizhang Industry Village are leased from Xi’an Zhengliu Dianlu Transformer Co., Ltd. for an annual rent of RMB 100,000 yuan ($14,626). The term of the lease is 24 years, which expires in 2028. Zhongxi currently rents the factory built on the 2,000 square meters land to Xi’an Zhongxi Zengliu Dianlu Transformer Factory, Ltd. for an annual rent of RMB 500,000 ($73,129). The lease is currently on a month to month basis.

In July 2010, we completed the construction of amorphous alloy transformer cores which is in the Jingyang Yongle Industrial Zone. It has 35 acres; the plant is 5,000 square meters. It has administrative building, dormitory for the staff, dining room and other supporting areas. Currently, the plant is mainly engaged in the production of amorphous alloy cores. It has land use right purchase agreement, and is currently in the process of obtaining the land use right certificate.

Zhongxi corporate headquarters are now located at: Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China, with approximately 460 square meters of usable space.

Certain equipments in the old factory located at No. 15 Gaoxin 6 Road, Hi-tech Industrial Development Zone, Xi’an, have been taken to the new factory in Jingyang. The empty plant and the administrative building are left for future use.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries, nor is Zhongxi a party to any pending legal proceedings, nor are we aware of any such proceedings threatened.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fourth Quarter 2010	$2.75	$1.40
Third Quarter 2010	$2.65	$1.71
Second Quarter 2010	$3.60	$2.08

Holders

As of March 28, 2011, there were 19,382,013 shares of our common stock issued and outstanding, and there were approximately 51 holders of record of our outstanding shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our two most recent fiscal years. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company’s revenues and earnings, capital requirements, and financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC’s national currency, the renminbi, is not a freely convertible currency. Please refer to the risk factors “Governmental Control Of Currency Conversion May Affect The Value Of Your Investment”, “The Fluctuation Of The Renminbi May Harm Your Investment”, and “PRC State Administration Of Foreign Exchange (“SAFE”) Regulations Regarding Offshore Financing Activities By PRC Residents May Increase The Administrative Burden We Face. The Failure By Our Shareholders Who Are PRC Residents To Make Any Required Applications And Filings Pursuant To Such Regulations May Prevent Us From Being Able To Distribute Profits And Could Expose Us And Our PRC Resident Shareholders To Liability Under PRC Law.”

Securities Authorized For Issuance Under Equity Compensation Plans.

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2010 in our Reports on Form 10-Q or Form 8-K, as applicable.

Transfer Agent

The Company’s stock transfer agent is OTC Corporate Transfer Service Co., located at 52 Maple Run Drive Jericho, New York 11753. Their telephone number is 516-932-2080, and their facsimile is 516-932-2078.

ITEM 6.	SELECTED FINANCIAL DATA

Not required

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto that appear elsewhere in this report (the “Consolidated Financial Statements”). The results shown herein are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by words such as anticipate, believe, continue, could, estimate, expect, intend, likely, may, might, ongoing, plan, potential, predict, should, will, or the negative of these terms or other comparable terms. All forward-looking statements included in this document are based on information available to the management as of the date of this document. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review the risk factors shown in other reports and documents that we file with the Securities and Exchange Commission.

Overview

We design, manufacture, and distribute amorphous alloy transformer cores and amorphous alloy transformers in the People's Republic of China (“PRC”), devices that are used to step down voltage at the final phase of the distribution of electricity to consumers, businesses, and industry. Amorphous alloy cores are contained within the amorphous alloy electric transformers and constitute the main operating component of a new generation of energy saving electrical power transformers. We have discontinued our legacy distribution of traditional silicon steel transformer cores and transformers, and no longer make, sell, or distribute those products. Our sales of amorphous alloy cores and amorphous alloy transformers now account for all of our revenues. We expect that amorphous alloy cores and amorphous alloy core transformers will continue to be our major products for the foreseeable future.

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

Accounts Receivable

Accounts receivable includes billings for the products delivered. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including our historical collection experience, the customers’ ability to pay and general economic conditions.

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

Property, Plant,and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets. We have determined that our plant, property, and equipment have the following estimated useful lives:

Plant and office buildings	20 years
Machinery and production equipment	10 years
Automobile	10 years
Office equipment	5 years

Changes in these estimates and assumptions could materially affect our financial position and results of operations.

Intangible and Other Long-lived Assets

Intangibles and other long-lived assets are stated at cost, less accumulated amortization and impairments. Our intangible assets are being amortized over the expected useful economic life of 10 years.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets. Changes in these estimates and assumptions could materially affect our financial position and results of operations.

Foreign Currency Translation

Our functional currency and reporting currency is the United States dollar (“USD”). The functional currency of An Sen and Zhongxi is the Chinese renminbi (“RMB”).

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company does not expect the adoption of this topic to have a material effect on its financial statements.

Results of Operations

Revenues

	Year Ended December 31,				%
	2010		2009		change
	Revenue	%	Revenue	%
Amorphous Alloy Cores	$20,463,541	69.0%	$16,209,389	67.9%	26.2%
Amorphous Alloy Transformers	9,194,305	31.0%	7,558,544	31.7%	21.6%
Traditional Steel Silicon Cores & Transformers	-	0.0%	98,306	0.4%	-100.0%
Total:	$29,657,846	100.0%	$23,866,239	100.0%	24.3%

Total net revenues increased $5,791,607 or 24.3% during the year ended December 31, 2010, compared to the same period of 2009. This was primarily due to higher tonnage of amorphous alloy cores and more high capacity amorphous alloy transformers sold, offset in part by lower average selling prices of our amorphous alloy cores. To help fill customers’ orders, we subcontracted the manufacturing of some cores and transformers to other companies in the first half of 2010 before our new plant began production in July 2010. The revenues from traditional silicon steel cores and transformers were zero in the year ended December 31, 2010 because we have focused on amorphous alloy cores and transformers as our major products and have exited all manufacturing, marketing, and distribution of steel cores and transformers.

During the year ended December 31, 2010, the average sales prices per ton of amorphous alloy cores were 10.9% lower, compared with the same period of 2009. The lower average prices of amorphous alloy cores were the result of the lower prices obtained for amorphous alloy strip, the primary raw material used to make amorphous alloy cores.

During the year ended December 31, 2010, the average sales prices per unit of amorphous alloy transformers were 33.5% higher, compared with the same period of 2009. The higher average prices of amorphous alloy transformer were primarily due to a change in the product mix sold in favor of more expensive high capacity transformers.

Cost of Goods Sold

	Year Ended December 31,				%
	2010		2009		change
	COGS	%	COGS	%
Amorphous Alloy Core	$14,885,277	68.1%	$12,269,445	67.5%	21.3%
Amorphous Alloy Transformer	6,983,619	31.9%	5,806,964	32.0%	20.3%
Traditional Steel Silicon Cores & Transformer	-	0.0%	91,359	0.5%	-100.0%
Total:	$21,868,896	100.0%	$18,167,768	100.0%	20.4%

Cost of goods sold increased $3,701,128 or 20.4% during the year ended December 31, 2010, compared to the same period of 2009. This was primarily due to higher tonnage of amorphous alloy cores and more high capacity amorphous alloy transformers sold.

The increases in cost of goods sold were partly offset by lower prices for the primary raw material, amorphous alloy strip. For the year ended December 31, 2010, the average prices of amorphous alloy strip decreased 15.4%, compared to the same period of 2009. The world’s main supplier of amorphous alloy strip has been setting its price for amorphous alloy strip lower in order to promote sales of amorphous alloy transformers at more affordable prices.

Gross Profit

	Year Ended December 31,				%
	2010		2009		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$5,578,264	27.3%	$3,939,944	24.3%	41.6%
Amorphous Alloy Transformer	2,210,686	24.0%	1,751,580	23.2%	26.2%
Traditional Steel Silicon Cores & Transformer	-	n/a	6,947	7.1%	-100.0%
Total:	$7,788,950	26.3%	$5,698,471	23.9%	36.7%

Gross profit increased $2,090,479 or 36.7% during the year ended December 31, 2010, compared to the same period of 2009. This was primarily due to higher sales revenues of amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) increased 2.4 percentage points to 26.3% in the year ended December 31, 2010 from 23.9% in the year ended December 31, 2009. This was primarily due to the lower prices for amorphous alloy strip in the year ended December 31, 2010 compared to the same period of 2009.

Selling, General, and Administration Expenses

	Year Ended December 31,
	2010	2009	% Change
Selling, general and administrative expenses	$1,371,183	$1,196,629	14.6%
% of Revenue	4.6%	5.0%

Selling, general, and administrative (“SG&A”) expenses increased by $174,554 or 14.6% during the year ended December 31, 2010, compared to the same period of 2009. For the year 2010, higher SG&A expenses were mainly due to an increase in shipping expenses of $116,363 resulting from higher revenues, an increase in administrative employee expenses of $60,677, an increase in stock-based compensation of $52,078, and an increase in depreciation and amortization of $56,675 as a result of the addition in plant and equipment.  The increase in SG&A was partly offset by decrease in professional fees and recovery in bad debt.

SG&A expenses as a percentage of revenue decreased for the year 2010 because most of the general and administrative expenses are fixed and do not increase in proportion to increases in revenues.

Impairment Loss On Equipment

For the year ended December 31, 2010, we had impairment loss on equipment of $161,597 due to obsolescence write-offs associated with certain old equipments left at our old plant.

Gain on Investment

	Year Ended December 31,
	2010	2009	% change
Gain on investment	$94,274	$89,755	5.0%

Gain on investment for the year ended December 31, 2010 increased $4,519 or 5.0%, compared to the same period of 2009. This increase was primarily due to higher earnings from our 20% equity method investment.

We invested $165,377 (using the exchange rate of RMB 6.591 to $1.00 as of December 31, 2010) or RMB 1,090,000 in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership in 2005. We recorded this investment using the equity method because of our significant influence on the entity.  At December 30, 2010, we sold the shares of Yan An back to Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) from whom we purchased the shares of Yan An in 2005, for its carrying balance of $329,466.  We sold our investment in Yan An's shares to avoid any potential  conflicts of interest in bidding for new work, as both companies  produce and sell alloy transformers.

The following table summarizes the income statement of Yan An for the year ended December 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Year Ended December 31,
	2010	2009
Exchange rate	6.5910	6.8372
Sales	$4,808,975	$4,401,629
Gross profit	$711,211	$743,875
Income from continuing operations	$388,008	$357,012
Net income	$388,008	$357,012
20% investment earnings	$77,602	$71,402
Dividends received	$60,689	$43,878

The following table provides the summary of balance sheet information for Yan An as of December 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	December 31, 2010		December 31, 2009
	RMB	USD	RMB	USD
Total assets	25,683,913	3,896,816	26,419,407	3,864,068
Total liabilities	12,100,441	1,835,904	13,393,299	1,958,887
Net assets	13,583,472	2,060,912	13,026,108	1,905,182
Zhongxi's 20% ownership	2,716,694	412,182	2,605,222	381,036
Ending balance of investment account	2,171,510	329,466	1,934,226	282,897
Difference	545,184	82,716	670,996	98,139

The difference of $82,716 was mainly due to the discount of RMB 843,672 when Alloy Science purchased the 20% ownership in Yan An. Yan An’s net assets were RMB 9,668,360 and Alloy Science invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in Yan An.

Other Income

Other income consists of mainly technical support consulting fee and rental income. In the year ended December 31, 2010, other income decreased to $193,188 from $393,224 in the year ended December 31, 2009 mainly due to the decrease in consulting fees.  We provide occasional consulting service to certain potential customers to help them get their amorphous alloy transformer production started earlier or up to the speed so that the customers can start ordering transformer cores from us.

Income Taxes

	Year Ended December 31,
	2010	2009
Income taxes	$1,107,393	$763,455
Effective tax rate	16.8%	15.3%

The increase in the income taxes for the year ended December 31, 2010 compared to the same period of 2009 was mainly due to the higher net income before income taxes that resulted from higher revenues. Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% for the years ended December 31, 2010 and 2009 and as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the year ended December 31, 2010, net income was $5,496,145 compared to $4,220,000 for the corresponding period of 2009, an increase of $1,276,145 or 30.2%. The increase in net income for the year ended December 31, 2010 was mainly due to higher revenues and lower raw material prices that were partly offset by higher SG&A expenses, impairment loss on equipment and higher income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	December 31, 2010	December 31, 2009
Cash	$17,932,447	$8,883,188
Working capital	$18,544,621	$9,793,699
Stockholders' equity	$27,865,352	$17,141,382

The following table shows the movements of our cash for the periods presented.

	Year Ended December 31,
	2010	2009
Net cash provided by operating activities	$6,719,135	$5,380,655
Net cash (used in) investing activities	(2,475,520)	(2,509,214)
Net cash provided by financing activities	4,454,702	4,937,502
Effect of exchange rate changes on cash	350,942	3,207
Net increase in cash	$9,049,259	$7,812,150

Operating activities:

For the year ended December 31, 2010, net cash provided by operating activities was $6,719,135. This was primarily due to net income of $5,496,145, adjusted by non-cash related expenses including depreciation and amortization of $433,230, stock-based compensation of $77,775 and impairment loss on equipment of $161,597, and adjusted by a recovery of bad debts of $18,977 and a non-cash related gain on investment of $94,274, then increased by cash provided by working capital activities of $663,639. The increase in cash from changes in working capital activities was mainly due to an decrease in accounts receivable of $477,579, and an increase in accounts payable of $546,782, partly offset by an increase in inventory of $262,175, and an increase in prepaid expenses and other receivables of $168,758.

For the year 2009, net cash provided by operating activities was $5,380,655. This was primarily due to the net income of $4,220,000, adjusted by non-cash related expenses including depreciation and amortization of $249,592 and stock-based compensation of $25,697, and adjusted by a non-cash related gain on investment of $89,755, then increased by a net increase in working capital items of $884,527. The net increase in working capital items was mainly due to the decrease in prepaid expenses and other receivables of $810,289 resulting from the decrease in advances to suppliers, a decrease in inventory of $99,416 due to higher demand to our products, and an increase in income tax payables of $129,834 that resulted from the increased revenues. The net increase in working capital items was partly offset by the decrease in accounts payable of $163,094.

Investing activities:

Net cash used in investing activities was $2,475,520 for the year ended December 31, 2010. It was primarily due to the capital expenditures of $2,534,692  in plant and equipment for the new plant, partially offset by the dividend of $59,172 received from the 20% equity investment in Yan An.

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

Financing activities:

Net cash provided by financing activities was $4,454,702 for year ended December 31, 2010 mainly due to the $4,456,883 net proceeds from the exercise of outstanding warrants originally issued with our Series A convertible preferred stock.

Net cash provided by financing activities was $4,937,502 for the year 2009 primarily due to the $4,939,450 net proceeds from issuance of Series B convertible preferred stock.

Contractual Obligations

As of December 31, 2010, we were committed to equipment purchase contracts of $2,491,731.  The cash commitment remaining for these contracts is $1,988,165 which is payable upon the progress of the equipment installation.

We prepaid $201,790 for the land use right of the new plant and are obligated to pay the remaining balance of $106,205 upon receiving the land use right certificate.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

China Power Equipment, Inc.
Index to Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of
China Power Equipment, Inc.

We have audited the accompanying consolidated balance sheet of China Power Equipment, Inc. and its subsidiary and contractually controlled entity (“the Company”) as of December 31, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 30, 2011

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

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants
New York, N.Y.
March 25, 2010

China Power Equipment, Inc.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

Assets
Current Assets
Cash	$17,932,447	$8,883,188
Accounts receivable, net	1,552,298	1,949,818
Inventory (Note 3)	645,777	363,312
Prepaid expenses and other receivables	402,637	221,670
Related party receivable (Note 14)	329,466	-
Total Current Assets	20,862,625	11,417,988

Property, plant and equipment, net (Note 4)	7,110,549	4,593,068
Intangible assets, net (Note 5)	348,483	391,513
Long-term investment (Note 6)	-	282,897
Deposit on contract rights (Note 7)	1,365,498	1,316,328
Deposit for purchase of equipment	503,565	767,858
Prepaid capital lease (Note 9)	109,939	111,482
Total Assets	$30,300,659	$18,881,134

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,130,368	$549,065
Other payables and advance from customers	740,927	648,814
Lease payable - current portion (Note 9)	2,473	2,156
Short-term loan (Note 8)	60,689	58,503
Income taxes payable (Note 13)	383,547	365,751
Total Current Liabilities	2,318,004	1,624,289

Long-term Liabilities
Lease payable - non current portion (Note 9)	117,303	115,463
Total Long-term Liabilities	117,303	115,463

Total Liabilities	2,435,307	1,739,752

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
4,149,667 and 4,166,667 shares issued and outstanding at December 31, 2010 and 2009, respectively (Note 10)	4,150	4,167
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized,
None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized;
19,382,013 and 14,908,313 shares issued and outstanding at December 31, 2010 and 2009, respectively (Note 10)	19,382	14,908
Additional paid in capital	25,712,227	21,182,026
Statutory surplus reserve fund (Note 12)	1,232,532	642,819
Accumulated deficit	(821,698)	(5,728,130)
Accumulated other comprehensive income	1,718,759	1,025,592
Total stockholders' equity	27,865,352	17,141,382

Total Liabilities and Stockholders' Equity	$30,300,659	$18,881,134

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2010	2009

Revenue, net	$29,657,846	$23,866,239
Cost of goods sold	(21,868,896)	(18,167,768)
Gross profit	7,788,950	5,698,471

Operating expenses:
Selling, general and administrative expenses	1,371,183	1,196,629
Impairment loss on equipment	161,597	-
Total operating expenses	1,532,780	1,196,629

Net income from operations	6,256,170	4,501,842

Other income (expenses)
Gain on investment	94,274	89,755
Other income	193,188	393,224
Other expenses	(95)	-
Interest income	65,918	12,902
Interest expense	(5,917)	(14,268)
Total other income	347,368	481,613

Net income before income taxes	6,603,538	4,983,455

Income taxes	1,107,393	763,455

Net income	$5,496,145	$4,220,000

Deemed dividend from beneficial conversion feature of preferred stocks	-	(9,045,005)

Net income (loss) applicable to common shareholders	$5,496,145	$(4,825,005)

Earnings (loss) per share - basic	$0.31	$(0.32)
Earnings (loss) per share - diluted	$0.25	$(0.32)

Weighted average common shares outstanding:
Basic	17,804,357	14,908,313
Diluted	22,135,123	14,908,313

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Stockholders' Equity

							Retained	Accumulated
					Additional	Statutory	Earnings	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Surplus	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	deficit)	Income	Equity

BALANCE, JANUARY 1, 2009	-	$-	14,908,313	$14,908	$7,176,041	$202,665	$(462,971)	$1,004,575	$7,935,218

Issuance of preferred stock	4,166,667	4,167	-	-	4,935,283	-	-	-	4,939,450
Deemed dividend on preferred stock	-	-	-	-	9,045,005	-	(9,045,005)	-	-
Stock-Based Compensation	-	-	-	-	25,697	-	-	-	25,697
Transfer to statutory reserve	-	-	-	-	-	440,154	(440,154)	-	-
Comprehensive income:									-
Net income	-	-	-	-	-	-	4,220,000	-	4,220,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	21,017	21,017
Total comprehensive income	-	-	-	-	-	-	-	-	4,241,017

BALANCE, DECEMBER 31, 2009	4,166,667	4,167	14,908,313	14,908	21,182,026	642,819	(5,728,130)	1,025,592	17,141,382

Conversion of Series B preferred stock	(17,000)	(17)	17,000	17	-	-	-	-	-
Exercise of warrants	-	-	4,456,700	4,457	4,452,426				4,456,883
Stock-Based Compensation	-	-	-	-	77,775	-	-	-	77,775
Transfer to statutory reserve	-	-	-	-	-	589,713	(589,713)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	5,496,145	-	5,496,145
Foreign currency translation adjustment	-	-	-	-	-	-	-	693,167	693,167
Total comprehensive income	-	-	-	-	-	-	-	-	6,189,312

BALANCE, DECEMBER 31, 2010	4,149,667	$4,150	19,382,013	$19,382	$25,712,227	$1,232,532	$(821,698)	$1,718,759	$27,865,352

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$5,496,145	$4,220,000
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	433,230	249,592
Stock-Based Compensation	77,775	25,697
Provision/(Recovery) of bad debts	(18,977)	90,594
Impairment loss on equipment	161,597	-
Gain on investment	(94,274)	(89,755)
Changes in operating assets and liabilities:
Accounts receivable	477,579	(22,138)
Inventory	(262,175)	99,416
Prepaid expenses and other receivables	(168,758)	810,289
Accounts payable	546,782	(163,094)
Other payables and advance from customers	66,181	30,220
Income taxes payable	4,030	129,834
Net cash provided by (used in) operating activities	6,719,135	5,380,655

Cash Flows from Investing Activities
Addition in plant and equipment	(2,534,692)	(18,422)
Addition in construction in progress	-	(1,620,844)
Acquisitions of intangible assets	-	(219,270)
Deposit for purchase of equipment	-	(767,445)
Repayment from related parties	-	72,913
Dividend from investment	59,172	43,854
Net cash (used in) investing activities	(2,475,520)	(2,509,214)

Cash Flows from Financing Activities
Principal payments on capital lease	(2,181)	(1,948)
Proceeds from issuing preferred stock	-	4,939,450
Proceeds from warrant exercise	4,456,883	-
Net cash provided by (used in) financing activities	4,454,702	4,937,502

Effect of exchange rate changes on cash and cash equivalents:	350,942	3,207

Increase (decrease) in cash and cash equivalents	9,049,259	7,812,150
Cash and cash equivalents, beginning of period	8,883,188	1,071,038
Cash and cash equivalents, end of period	$17,932,447	$8,883,188

Supplemental disclosure of cash flow information
Interest paid in cash	$5,917	$14,268
Income taxes paid in cash	$1,103,363	$633,621

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$17	$-
Construction in progress in lieu of repayment from related party	$-	$23,794

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

Foreign Currency Translation
The functional currency of China Power is the United States dollar.  The functional currency of An Sen and Zhongxi is the Chinese Renminbi (RMB).  The reporting currency of the Company is the United States dollar (USD).

The financial statements of An Sen and Zhongxi are translated into USD in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statements of income.  During the year ended December 31, 2010, the foreign currency translation adjustments to the Company’s comprehensive income were $693,167.

Inventory
Inventories are stated at the lower of cost (weighted-average method) or market value.  Inventory quantities on-hand is regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Once the inventories are written-down to the lower of cost or market, the new inventory cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Plant and office building	20 years
Machinery and production equipment	10 years
Automobile	10 years
Office equipment	5 years

Revenue Recognition
Revenue is recognized when product is shipped to customers and a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and cash collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers. The Company is subject to value added tax (VAT) withholdings and payments. Sales are recorded net of VAT.

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
Time for quality guarantee and raising an objection: within 10 days if find defective after receiving the goods.

Sales contract for transformer:
Method, time and venue for settlement: complete the payment within two weeks after delivery.
The ownership of goods: will be transferred upon the shipping of goods.
Seller's obligation related to the quality: warranty for one year from delivery.

For transformer core, the customer can make return or exchange within 10 days after receiving the goods if the goods are found defective.  As the historically return was very minimal, no sales return and allowance is estimated based on the historical return rate.

For transformer, there’s no specific return or exchange policy because in the transformer industry, transformer is purchased according to careful project design and planning, thus return or exchange rarely happens. The Company provides one year warranty from delivery for product defects. As there has had almost no historical warranty claim, no anticipated warranty liability is accrued based on the historical warranty claim rate.

Shipping Costs
The Company’s shipping and handling costs are included in selling, general and administrative expenses. For the years ended December 31, 2010 and 2009, the shipping costs were $332,185 and $215,822, respectively.

Intangible and Other Long-Lived Assets
Intangibles and other long-lived assets are stated at cost, less accumulated amortization and impairments.  The Company’s intangible assets are being amortized over their expected useful economic lives of 10 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. During the year ended December 31, 2010, there was an impairment loss on equipment of $161,597. There was no impairment write-off in 2009.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $147,896 and $154,020 at December 31, 2010 and 2009, respectively.

Stock-Based Compensation
The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of stock options on the dates of grant.  Also, the Company recognizes stock-based compensation using the straight-line method over the vesting period.

In the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation of $77,775 and $25,697, respectively.

Segment Reporting
ASC 280, Segment Reporting, requires the use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the years ended December 31, 2010 and 2009, revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Recently Issued Accounting Pronouncements
In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company does not expect the adoption of this topic to have a material effect on its financial statements.

NOTE 3 – INVENTORY

Inventory consists of:

	December 31,	December 31,
	2010	2009

Raw materials	$225,425	$261,584
Work in progress	12,880	12,180
Finished goods	407,472	89,548

Total inventory	$645,777	$363,312

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2010	2009

Construction in progress	$-	$2,232,462
Plant and office building	5,802,773	2,389,244
Machinery and production equipment	2,562,506	956,564
Automobile	123,081	4,825
Office equipment	34,867	4,530
Total	8,523,227	5,587,625
Less accumulated depreciation	(1,412,678)	(994,557)

Property, plant and equipment, net	$7,110,549	$4,593,068

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	December 31,	December 31,
	2010	2009

Technical know-how	$227,583	$219,388
Amorphous Transformer Technique	348,961	336,395
Total	576,544	555,783
Less: accumulated amortization	(228,061)	(164,270)

Intangible assets, net	$348,483	$391,513

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $227,583. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $75,861. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company, with common owners and directors for $151,722. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Advanced Technology & Materials Co., Ltd. (“AT&M”) for $121,378.  The technology is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $56,214.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 6 – LONG-TERM INVESTMENT

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of Yan An’s equity interest from Alloy Science for approximately $165,377 (RMB1,090,000).  The equity method has been used to account for this investment for the years ended December 31, 2010 and 2009, respectively.  At December 30, 2010, Zhongxi sold the 20% equity interest in Yan An back to Alloy Science for its carrying balance of $329,466.

The following table summarizes the income statement of Yan An for the years ended December 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	Year Ended December 31,
	2010	2009
Exchange rate	6.5910	6.8372
Sales	$4,808,975	$4,401,629
Gross profit	$711,211	$743,875
Income from continuing operations	$388,008	$357,012
Net income	$388,008	$357,012
20% investment earnings	$77,602	$71,402
Dividends received	$60,689	$43,878

The following table provides the summary of balance sheet information for Yan An as of December 31, 2010 and 2009:

Yan An Amorphous Alloy Transformer Co., Ltd
	December 31, 2010		December 31, 2009
	RMB	USD	RMB	USD
Total assets	25,683,913	3,896,816	26,419,407	3,864,068
Total liabilities	12,100,441	1,835,904	13,393,299	1,958,886
Net assets	13,583,472	2,060,912	13,026,108	1,905,182
Zhongxi's 20% ownership	2,716,694	412,182	2,605,222	381,036
Ending balance of investment account	2,171,510	329,466	1,934,226	282,897
Difference	545,184	82,716	670,996	98,139

The difference of $82,716 was mainly due to the discount of RMB 843,672 when Alloy Science purchased the 20% ownership in Yan An. Yan An’s net asset was RMB 9,668,360 and Alloy Science invested RMB 1,090,000 (instead of RMB 1,933,672) to purchase the 20% ownership in Yan An.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,365,498 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is expected to be amortized in 3 years starting from the date of purchasing raw materials from AT&M. The Company conducted the evaluation for the impairment of the asset at December 31, 2010 and there is no impairment needed to be recorded as of the date of evaluation. As of December 31, 2010, amorphous raw material received from AT&M has been for testing purpose and is not considered purchase.

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $60,689 (RMB400,000) at 5% stated annual interest rate.  The agreement expired on December 27, 2010. The Company extended this loan for one year until December 27, 2011.

Future minimum principal payments as of December 31, 2010 are as follows:

2011	$60,689
Total	$60,689

NOTE 9 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,473 for the year ended December 31, 2011 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $144,183 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company. The net leased asset account was $109,939 and $111,482 as of December 31, 2010 and 2009, respectively.

Future minimum lease payments as of December 31, 2010 are as follows based on the 10% discounted factor:

For the period ended December 31:
2011	2,473
2012	2,734
2013	3,026
2014	3,347
2015	3,701
Thereafter	104,495
Less Current Portion	(2,473)
Long Term Portion	$117,303

CAPITAL COMMITMENTS

 As of December 31, 2010 and 2009, the Company had capital commitments for purchase of machineries and land use right of $2,094,000 and land use right of $102,000 respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

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

As the Series B Preferred Stock does not require redemption by the Company, upon issuance, the Company recorded a one-time deemed dividend and as an increase in additional paid-in capital, the intrinsic value of the beneficial conversion feature (the “BCF”) of $9,045,005 in 2009. The intrinsic value of the BCF is the difference between the fair value of the common stock underlying the Series B Preferred Stock at issuance and the amount of proceeds to be allocated to the preferred stock. The proceeds of $5,000,000 were allocated to the preferred stock and warrants based on their relative fair values. The warrants were valued using the Black-Scholes-Merton (BSM) model and recorded in additional paid-in capital.

Common Stock

At December 31, 2010, the Company has 100,000,000 shares of common stock authorized and 19,382,013 shares issued and outstanding at par value $0.001 per share.

In connection with the Private Placement of the Series B Preferred Stock, the Company also entered into a Make Good Escrow Agreement dated as of November 30, 2009 with the Buyers and Escrow, LLC (the “Escrow Agent”), where the Company committed to place 2,080,000 shares of Common Stock into escrow to be delivered to the Buyers if the Company fails to achieve certain operating income targets.

The 2,080,000 shares of common stock held in escrow are not treated as outstanding at December 31, 2010 because the delivery of shares is contingent upon certain events, and any shares not delivered will be returned to the Company for cancellation.

For both the years ended December 31, 2010 and 2009, the Company achieved the target operating income, therefore, no common stock held in escrow will be issued.

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

The warrants issued in connection with the Series B Preferred Stock Private Placement are exercisable for a period of three years from the date of issuance at an initial exercise price of $2.40.  The Company has the right, on at least ten (10) day written notice, to require that the holders of the warrants exercise the warrants in full and in the event the holders fail to do so, to redeem the outstanding warrants at a price of one cent ($0.01) per share, provided that the market price of the Company’s common stock shall equal or exceed $3.50 on each trading day for the consecutive twenty (20) trading days.

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activities for the warrants for the years ended December 31, 2010 and 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, January 1, 2009	4,456,700	$1.00
Issued	1,000,000	$2.40
Warrants outstanding, December 31, 2009	5,456,700	$1.26
Exercised	(4,456,700)	$1.00
Warrants outstanding, December 31, 2010	1,000,000	$2.40

Exercisable as of December 31, 2010	1,000,000	$2.40

Stock Options

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2010	2009
Risk-free interest rate (%)	1.6%	1.6%
Expected dividend yield (%)	-	-
Expected option life (years)	3.0	3.0
Expected volatility (%)	116.6%	138.3%
Weighted average grant date fair value	$2.01	$0.41

The following table summarizes the activities for the Company’s options for the year ended December 31, 2010:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2009	100,000	$0.44
Granted	50,000	$2.90
Balance at December 31, 2010	150,000	$1.26	3.8
Vested and exercisable as of December 31, 2010	125,000	$0.93	3.7

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at December 31, 2010:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$0.23	25,000	3.5	25,000
$0.51	75,000	3.5	75,000
$2.90	50,000	4.4	25,000
	150,000		125,000

At December 31, 2010, there was $37,779 of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.11 years.

For the year ended December 31, 2010, stock-based compensation expense of $77,775 was included in general and administrative expenses.

NOTE 11 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2010	2009

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$5,496,145	$4,220,000
Deemed dividend from beneficial conversion feature of preferred stock	-	(9,045,005)
Net income (loss) applicable to common shareholders	$5,496,145	$(4,825,005)

Denominator:
Weighted average common shares outstanding	17,804,357	14,908,313
Basic earnings (loss) per share	$0.31	$(0.32)

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$5,496,145	$4,220,000
Deemed dividend from beneficial conversion feature of preferred stock	-	(9,045,005)
Net income (loss) applicable to common shareholders	$5,496,145	$(4,825,005)

Denominator:
Weighted average common shares outstanding	17,804,357	14,908,313
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,158,470	-
Stock warrants and options	172,296	-
Shares used in computing diluted earnings per share	22,135,123	14,908,313
Diluted earnings (loss) per share	$0.25	$(0.32)

Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 12 – STATUTORY SURPLUS RESERVE FUND

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

The Company has appropriated $1,232,532 and $642,819 as reserve for the statutory surplus reserve requirement as of December 31, 2010 and 2009.

NOTE 13 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the years ended December 31, 2010 and 2009 and has recorded income tax provision for the periods.

The Company’s China operation is subject to a PRC 25% standard enterprise income tax based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the years ended December 31, 2010 and 2009 and as long as Zhongxi meets the high-tech enterprise qualification.

Current PRC Tax Law also imposes a 10% withholding tax on all dividends paid by PRC companies to non-PRC shareholders and contains rules governing such matters as international transfer pricing.

The provision for income taxes consists of the following:

	Years Ended December 31,
	2010	2009
Current tax
- PRC	$1,107,393	$763,455
Total	$1,107,393	$763,455

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009

Income tax at USA statutory rate (34%)	$2,245,203	$1,694,375
State tax, net of federal effect	-	-
Foreign rate differential	(1,274,144)	(992,641)
Change in valuation allowance	136,334	61,721
Provision for income taxes	$1,107,393	$763,455

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $1,041,759 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2030. The deferred tax assets for the USA operation at December 31, 2010 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of income.

For the years ended December 31, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company was owed $329,466 from Alloy Science, a related party with common directors. The receivable is related to selling the 20% equity interests in Yan An back to Alloy Science for its carrying balance.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 15 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Net income	$5,496,145	$4,220,000
Change in foreign currency translation adjustment	693,167	21,017
Comprehensive income	$6,189,312	$4,241,017

NOTE 16 – RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

NOTE 17 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

NOTE 18 - CONCENTRATION

For the year ended December 31, 2010, two suppliers accounted for 80.7% of the Company’s total purchases. The loss of any of these suppliers could have a material adverse effect on the Company’s financial position and results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

Management conducted an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yongxing Song, and our Chief Financial Officer, Ms. Elaine Zhao, assessing the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on its assessment, management concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of the year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our officers and directors as of the date of this report. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Directors and Executive Officers of China Power:

Name	Position	Age

Yongxing Song	Chairman of Board, President, CEO	48

Elaine Zhao	Chief Financial Officer	37

Michael Segal	Director	68

Yarong Feng	Director	33

Siu Kuen Leung	Director	48

Junyi Li	Director	56

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Mr. Michael Segal, Mr. Siu Kuen Leung, and Mr. Junyi Li are “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Mr. Yongxing Song was appointed as our Chairman, President and Chief Executive Officer on November 1, 2007. Mr Song has been Chairman and Chief Executive Officer of Zhongxi since its inception in June 2004. Mr. Song served as the Chairman of Director for Alloy Science from 1999 to 2004 and remains as acting CEO and President of Alloy Science. Prior to joining us, Mr. Song served as the vice general manager at Xi’an Xianglong Co., Ltd. from 1996 to 1999. Prior to that, Mr. Song served from 1982 to 1996 as a manufacturing planner and manufacturing manager in Qing’an Aviation Electronic Equipment Co., Ltd., which was a subsidiary of Qing’an Group. Mr. Song obtained a master degree in International Trade from University of International Business and Economics in 2003. He graduated from Shaanxi Aviation Profession University in 1988.

Ms. Elaine Zhao has been our Chief Financial Officer since June 1, 2008. In 2005, she founded ELZ Accountancy Corp., a Los Angeles based accounting and financial advisory firm, and she has served as its president since that time. Ms. Zhao continues to work for ELZ. In her work with ELZ, Ms. Zhao has served clients including privately owned and publicly traded company in various industries and has worked with banks in financing small businesses. Ms. Zhao has held Series 7 and 66 licenses as a broker at a national brokerage firm and is an independent financial adviser. From October 2000 to October 2005, Ms. Zhao worked as accountant and auditor at Liang & Company Accountancy Corp. in Los Angeles. Ms. Zhao is a co-founder of the Southern California Chinese Professional Association. She holds an MS in Finance from the Kelley School of Business at Indiana University and is a Certified Public Accountant.

Mr. Michael Segal has been our director since June 8, 2006 and was our President from June 9, 2006 until November 6, 2007. Since 2001, he has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals. He is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority(FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the board of directors of the following publicly held company: Asia Carbon Industries Inc. (ACRB.BB); China Agri-Business Inc. (CHBU.BB); China Printing &Packaging Inc.(CHPI.BB); China Pharmaceuticals Inc.(CFMI.BB); and DK Sinopharma Inc.(DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc.(BSPM). Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.

Ms. Yarong Feng was appointed as the Chief Financial Officer of Zhongxi on June 5, 2007 and our director on November 6, 2007. On November 21, 2006, Ms. Feng was appointed as a trustee for certain stockholders of China Power who were former stockholders of Alloy Science. From 2002, Ms. Feng served as the Secretary to the board of Alloy Science, being mainly responsible for the management of shareholders and coordination for public affairs of the company. From 2001 to 2002, she served as a cashier and later the assistant to Financial Controller with Xi’an Jin Ruan Science and Technology Development Co., Ltd, which was the largest software development enterprise for house fund in Xi’an city. She was awarded “Excellent Secretary to Board of Directors” by Xi’an Hi-tech Industrious Development Zone in 2003. Ms. Feng graduated from Xi’an Finance and Economics Institute in 2001 and majored in finance management.

Mr. Siu Kuen Leung has been our director since March 10, 2010. He also serves as a director of Everpride Biopharmaceutical Company Limited, a company listed on the GEM board of the Hong Kong Stock Exchange, since November 2009. He was an executive director of China Golden Development Holdings Limited, a company listed on the main board of the Hong Kong Stock Exchange, from April 2007 to December 2008. From June 2006 to January 2007, Mr. Leung was the financial controller of Dragon Hill Holdings Ltd. From August 2004 to August 2005, he was the financial controller of Kader Industrial Co. Ltd. Mr. Leung received a Master’s degree in business administration and a Bachelor of Science (economics) degree from the Hong Kong Polytehnic (currently known as The Hong Kong Polytechnic University). He is a member of the Hong Kong Institute of Certified Public Accountants and an associate of the Chartered Institute of Management Accountants (U.K.). Mr. Leung has over 20 years of experience in accounting and finance.

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

Board Leadership Structure

The Board of Directors believes that Mr. Song’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Song possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2010, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

On April 15, 2010, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at www.chinapower-equipment.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On April 15, 2010, we adopted a nominating committee charter. Under such charter, while there have been no material changes to the procedures by which our shareholders may recommend nominees to the board of directors, the board of directors may take into consideration as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the share holdings of the recommending shareholder or shareholder group in relation to the total outstanding shares of the Company. The board of directors may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.

Board of Directors

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2010, the Board of Directors did not meet but took action by unanimous written consent four times.   The Audit Committee did not meet but took action by unanimous written consent four  times.  The Compensation Committee and the Nominating and Corporate Governance Committee did not meet and did not take any action by unanimous written consent during the fiscal year ended December 31, 2010.  Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

The Board of Directors has an audit committee, a nominating committee and a compensation committee. The Board created the three committees and adopted charters for all of such committees on April 15, 2010. The Board has determined that Michael Segal, Siu Kuen Leung, and Junyi Li are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Mr. Siu Kuen Leung, Mr. Michael Segal and Mr. Junyi Li is a member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Li is the Chairman of Nominating Committee.

Compensation Committee

The compensation committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the Company’s executive officers and general employees and other policies, and for providing assistance and recommendations with respect to the compensation policies and practices of the Company. Each of Mr. Siu Kuen Leung, Mr. Michael Segal and Mr. Junyi Li is member of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Segal is the Chairman of Compensation Committee.

Audit Committee

Our Audit Committee consists of Mr. Siu Kuen Leung, Mr. Michael Segal and Mr. Junyi Li, each of whom is considered “independent” under Rule 5605(a)(2) of the NASDAQ Marketplace Rules as determined by our Board of Directors. Mr. Leung was appointed to serve as the chairman of the audit committee. The Audit Committee assists Board oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in the Company’s annual proxy statement. The audit committee operates under a written charter.

The Board of Directors determined that Mr. Leung possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and Section 803 of the NYSE Amex Company Guide and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation paid to our principal executive officer. None of our executive officers earned more than $100,000 in any of the previous two years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
Yongxing Song	2010	7,604	4,438	—	—	—	—	—	12,042
CEO, President	2009	6,876	10,308	—	—	—	—	—	17,184

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

According to a Financial Service Contract entered into on May 17, 2010 between us and Elaine Zhao, Elaine Zhao provides financial service to us in consideration for the payment of $52,000 per year. According to a stock option agreement, Ms. Zhao has the right to purchase 50,000 shares of our common stock at an exercise price of $2.90 vested in four equal installments. All options expire five years from the date of grant. The agreement may be terminated by either party with four weeks notice.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2010:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elaine Zhao	25,000	(1)	—		—	$0.23	7/1/2014	—	—	—	—
	75,000	(2)	—		—	$0.51	7/1/2014	—	—	—	—
			50,000	(3)	25,000	$2.90	5/16/2015	—	—	—	—

(1)	The vesting date of these options was July 1, 2009.

(2)	The vesting dates of these options were 50% on October 1, 2009 and 50% on January 1, 2010.

(3)	The vesting dates of these options were 25% of the options vest(ed) on August 16, 2010, November 16, 2010, February 16, 2011 and May 16, 2011.

Director Compensation

The following table reflects the compensation of directors for the year ended December 31, 2010:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Michael Segal	24,000	—	—	—	—	—	24,000
Yarong Feng	8,965	—	—	—	—	—	8,965
Siu Kuen Leung	8,800	—	—	—	—	—	8,800
Junyi Li	8,800	—	—	—	—	—	8,800

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2011 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. Barron Partners LP owns series B convertible preferred stock and warrants which, if fully converted, would result in the ownership of more than 5% of our outstanding common stock.  However, the series B preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners LP and its affiliates owning more than 4.9% of our outstanding common stock.  This limitation may not be waived.

		Amount and
	Name and Address of	Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Owner	Class (1)
Common Stock	Yongxin Song, Chairman of Board, President, CEO Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	2,953,125	15.2%

Common Stock	Michael Segal, Director 11 East 86th Street, Suite 19B New York, NY 10028	65,323	0.34%

Common Stock	Elaine Zhao, CFO 20955 Pathfinder Road, Suite 100 Diamond Bar, CA 91765	0	-

Common Stock	Yarong Feng, Director Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	166,583	0.86%

Common Stock	ZeWei Xu, Chief Engineer Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	303,750	1.6%

Common Stock	Guoan Zhang, Vice General Manager Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	0	-

Common Stock	All Directors and Officers of the Company as a group	3,488,781	18.0%

Common Stock	Trustees for Alloy Science Shareholders (2)	3,803,625	19.6%

Common Stock & Warrants	Barron Partners Lp 730 5th Avenue, 25th Floor New York, Ny 10019 (3)	3,295,080	17.0%

(1)
As of March 28, 2011 we had 19,382,013 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on March 28, 2011, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 19,382,013, the number of shares outstanding on March 29, 2011, and (ii) the total number of shares underlying the warrants, which each of the stockholders has the right to acquire within 60 days following March 29, 2011.

(2)
The trustees for the trust holding 3,803,625 shares of our common stock are: Ms. Yarong Feng and Mr. Guoan Zhang pursuant to the terms of the Voting Trust and Escrow Agreement by and among the members of the board of Zhongxi and the shareholders of China Power and Equipment who were parties thereto, dated November 21, 2006 (the “Voting Agreement”). Any holder may terminate the voting trust relationship upon written notice to the trustees at any time after November 21, 2008. The Voting Agreement gives the Trustees the right to vote on all matters brought before the shareholders holding our common stock. Ms. Feng and Mr. Zhang’s addresses are Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China, 710065.

(3)	Andrew Barron Worden has voting and investment control for Barron Partners Lp.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In May 2005, Zhongxi made a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd (“Yan An”) to purchase 20% of equity interest for approximately $165,377 (RMB 1,090,000). The equity method has been used for this investment. Zhongxi purchased the shares of Yan An from Alloy Science which is a related party of the Company.

As of December 31, 2010, the Company was owed $329,466 from Alloy Science, a related party with common directors. The receivable is related to selling the 20% equity interests in Yan An back to Alloy Science for its carrying balance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees paid or accrued by us for the audit and other services provided or to be provided by the auditors for the year ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	171,000	78,900
Audit Related Fees		-
Tax Fees		-
All Other Fees		-

PART III

ITEM 15.	EXHIBITS

Number	Description
3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on May 17, 2006. (1)
3.2	Articles of Amendment. filed with the Secretary of State of the State of Maryland on August 2, 2007.(1)
3.3	Articles of Amendment filed with the Secretary of State of the State of Maryland on September 14, 2007.(1)
3.4	Articles of Amendment filed with the Secretary of State of the State of Maryland on November 13, 2007.(1)
3.5	Bylaws of the Company.(1)
3.6	Articles of Amendment filed with the Secretary of State of the State of Maryland on February 29, 2008.(2)
3.7	Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. Articles of Association.(3)
3.8	Articles Supplementary to the Articles of Incorporation of China Power Equipment, Inc. designating the Series B Convertible Preferred Stock. (4)
4.1	Form of $1.00 Common Stock Warrant.(1)
4.2	Form of $2.40 Common Stock Warrant. (4)
9.1	Voting Trust and Escrow Agreement, dated, November 21, 2006, by and among Zhongxi Shareholders and their trustees.(2)
10.1	Form of Independent Director Agreement.(5)
14.1	China Power Equipment, Inc. Code of Conduct*
21.1	List of Subsidiaries.(6)
31.1	Certification of Yongxing Song pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Elaine Zhao pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Footnotes:

*	Filed herewith

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147349) filed with the SEC on November 13, 2007.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on February 29, 2008.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on April 30, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 4, 2009.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on March 17, 2010.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K on March 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POWER EQUIPMENT, INC

Date: March 31, 2011	By:	/s/ Yongxing Song
Yongxing Song
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Elaine Zhao
Elaine Zhao
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities on March 31, 2011.

/s/ Yongxing Song
Yongxing Song, Director

/s/ Yarong Feng
Yarong Feng, Director

/s/ Michael Segal
Michael Segal, Director

/s/ Siu Kuen Leung
Siu Kuen Leung, Director

/s/ Junyi Li
Junyi Li, Director