Form 10-Q
period 2011-03-31
China Power Equipment, Inc.
filed 2011-05-16
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to                             .

Commission File Number 001-51379

CHINA POWER EQUIPMENT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-5101287
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University,
No. 168 Kechuang Road, Hi-tech Industrial Development Zone
Xi’an, Shaanxi, China 710065
(Address of Principal Executive Offices including zip code)

86-29-6261-9758\ 8831-0560
(Registrant’s Telephone Number, Including Area Code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *  Yes ☐  No ☐  *The registrant has not yet been phased into the Interactive Data requirements.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☑

As of May 12, 2011, 19,382,013 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

China Power Equipment, Inc.
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash	$19,504,219	$17,932,447
Accounts receivable, net	1,982,258	1,552,298
Inventory (Note 3)	575,841	645,777
Prepaid expenses and other receivables	330,223	402,637
Related party receivable (Note 13)	-	329,466
Total Current Assets	22,392,541	20,862,625

Property, plant and equipment, net (Note 4)	7,018,954	7,110,549
Intangible assets, net (Note 5)	336,155	348,483
Deposit on contract rights (Note 6)	1,374,025	1,365,498
Deposit for purchase of equipment	506,710	503,565
Prepaid capital lease (Note 8)	109,190	109,939
Total Assets	$31,737,575	$30,300,659

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,294,912	$1,130,368
Other payables and advance from customers	693,854	740,927
Lease payable - current portion (Note 8)	2,489	2,473
Short-term loan (Note 7)	61,068	60,689
Income taxes payable (Note 12)	401,530	383,547
Total Current Liabilities	2,453,853	2,318,004

Long-term Liabilities
Lease payable - non current portion (Note 8)	118,035	117,303
Total Long-term Liabilities	118,035	117,303

Total Liabilities	2,571,888	2,435,307

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,149,667 shares issued and outstanding at March 31, 2011 and December 31, 2010 (Note 9)	4,150	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,382,013 shares issued and outstanding at March 31, 2011 and December 31, 2010 (Note 9)	19,382	19,382
Additional paid in capital	25,737,413	25,712,227
Statutory surplus reserve fund (Note 11)	1,232,532	1,232,532
Accumulated earnings (deficit)	306,652	(821,698)
Accumulated other comprehensive income – foreign currency translation adjustment	1,865,558	1,718,759
Total stockholders' equity	29,165,687	27,865,352

Total Liabilities and Stockholders' Equity	$31,737,575	$30,300,659

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue, net	$7,730,198	$5,753,713
Cost of goods sold	(5,894,110)	(4,227,668)
Gross profit	1,836,088	1,526,045

Selling, general and administrative expenses	461,297	205,114

Net income from operations	1,374,791	1,320,931

Other income (expenses)
Gain on investment	-	36,700
Other income	789	732
Other expenses	(39)	(146)
Interest income	19,211	11,708
Total other income	19,961	48,994

Net income before income taxes	1,394,752	1,369,925

Income taxes	266,402	211,009

Net income	$1,128,350	$1,158,916

Earnings per share - basic (Note 10)	$0.06	$0.08
Earnings per share - diluted (Note 10)	$0.05	$0.05

Weighted average common shares outstanding:
Basic	19,382,013	14,908,313
Diluted	23,599,468	22,671,718

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$1,128,350	$1,158,916
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	153,565	67,100
Stock-Based Compensation	25,186	14,810
Gain on investment	-	(36,700)
Changes in operating assets and liabilities:
Accounts receivable	(418,911)	(485,797)
Inventory	73,730	(710,586)
Prepaid expenses and other receivables	74,589	(60,824)
Accounts payable	156,978	(54,179)
Other payables and advance from customers	(51,533)	(259,650)
Income taxes payable	15,538	(26,155)
Net cash provided by (used in) operating activities	1,157,492	(393,065)

Cash Flows from Investing Activities
Addition in plant and equipment	(2,120)	(55,475)
Addition in construction in progress	-	(438,851)
Proceed from disposal of investments	330,454	-
Net cash provided by (used in) investing activities	328,334	(494,326)

Cash Flows from Financing Activities
Proceeds from investor deposit	-	108,700
Net cash provided by financing activities	-	108,700

Effect of exchange rate changes on cash and cash equivalents:	85,946	779

Increase (decrease) in cash and cash equivalents	1,571,772	(777,912)
Cash and cash equivalents, beginning of period	17,932,447	8,883,188
Cash and cash equivalents, end of period	$19,504,219	$8,105,276

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$-
Income taxes paid in cash	$250,864	$237,164

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (the “Agreement”) with Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into the Agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. As discussed in Principles of Consolidation in Note 2, An Sen has been determined to have a controlling financial interest in Zhongxi as a result of the Agreement, allowing the accounts of Zhongxi to be consolidated with those of An Sen. Applying the rules of Accounting Standards Codification (“ASC”) 805, Business Combinations, Zhongxi was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition resulting in the recapitalization of Zhongxi. Costs and expenses incurred by China Power and An Sen were made in anticipation of the transaction with Zhongxi and have therefore been pushed down and included in the consolidated financial statements.

Zhongxi was founded in Xi’an, China under the laws of the PRC on June 29, 2004, and currently manufactures 59 different products, including amorphous alloy cores and transformers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the accounts of China Power, its wholly owned subsidiary An Sen, and Zhongxi, a contractually controlled entity (together “the Company”). An Sen controls Zhongxi through the Agreement dated November 8, 2006.

Under the Agreement,

1. Zhongxi agrees to irrevocably entrust the right of operation management and the responsibilities and authorities of its shareholders’ meeting and the board of directors to An Sen.

2.  The contents of the entrusted operation shall include but not be limited to the following:

1) An Sen shall be in charge of all aspects of Zhongxi’s operations; nominate and replace the members of Zhongxi’s board of directors, engage Zhongxi’s management staff and decide their compensation;

2) An Sen shall manage and control all the funds of Zhongxi.  The account of Zhongxi shall be managed and decided solely by An Sen.  The seals and signatures for such account shall be the seals and signatures of the personnel appointed and confirmed by An Sen.  All the cash of Zhongxi shall be kept in this entrusted account and shall be handled through this account, including but not limited to receipt of all Zhongxi’s business income, current working capital, recovered accounts receivable, etc., and the payment of all accounts payable and operation expenses, employee salaries and asset purchases, etc.;

3) All the matters of Zhongxi, including internal financial management, day-to-day operation, external contact execution and performance, tax filing and payment, change of rights and personnel, etc., shall be controlled and managed by An Sen in all aspects;

4) An Sen shall enjoy all the other responsibilities and rights enjoyed by Zhongxi’s shareholders’ meeting in accordance with the Company Law and the articles of association of Zhongxi; and

5) An Sen enjoys all the other responsibilities and rights enjoyed by Zhongxi’s board of directors.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

As of November 8, 2006, the date the Agreement became effective, the Company determined to consolidate the results of Zhongxi based on the ASC 810, Consolidation. According to that topic, the execution of the Agreement is considered to be a business combination. Accordingly, Zhongxi was determined to be the accounting acquirer and the consolidation with China Power is considered to be a recapitalization of Zhongxi. Periods prior to the combination contain the accounts of Zhongxi and periods subsequent to the combination include the accounts of Zhongxi combined with those of China Power and An Sen. Assets and liabilities are recorded at their historical cost basis and the combination resulted in no gain, loss, or goodwill. All inter-company accounts have been eliminated in consolidation.

In concluding that the accounts of Zhongxi should be consolidated, the Company reviewed An Sen’s relationship with Zhongxi under the provisions of the Agreement and determined that there was a controlling financial interest based on the criteria of ASC 810 relating to the term of the Agreement; An Sen’s ability to exercise control over the operations of Zhongxi and the relationship with its employees and directors; and the fact that An Sen maintains a significant financial interest in Zhongxi.

ASC 810 requires the term of the Agreement be at least equal to the entire remaining life of Zhongxi or a period of 10 years or more. The Company determined that it met the term criteria because termination is prohibited by Zhongxi, making termination within the control of the Company.

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

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
(Unaudited)

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

For transformer core, the customer can make return or exchange within 10 days after receiving the goods if the goods are found defective.  As the historical return was very minimal, no sales return and allowance is estimated based on the historical return rate.

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

Accounts Receivable

Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $148,819 and $147,896 at March 31, 2011 and December 31, 2010, respectively.

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

During the three months ended March 31, 2011 and 2010, revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic was effective for periods beginning on or after December 15, 2010. Adoption of this topic had no material effect on the Company’s consolidated financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 3 – INVENTORY

Inventory consists of:

	March 31,	December 31,
	2011	2010

Raw materials	$490,994	$225,425
Work in progress	14,433	12,880
Finished goods	70,414	407,472

Total inventory	$575,841	$645,777

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2011	2010

Plant and office building	$5,839,007	$5,802,773
Machinery and production equipment	2,578,507	2,562,506
Automobile	123,850	123,081
Office equipment	37,212	34,867
Total	8,578,576	8,523,227
Less accumulated depreciation	(1,559,622)	(1,412,678)

Property, plant and equipment, net	$7,018,954	$7,110,549

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2011	2010

Technical know-how	$229,003	$227,583
Amorphous Transformer Technique	351,140	348,961
Total	580,143	576,544
Less: accumulated amortization	(243,988)	(228,061)

Intangible assets, net	$336,155	$348,483

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $229,003. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd. for $76,334. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company with common owners and directors for $152,669. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Advanced Technology & Materials Co., Ltd. (“AT&M”) for $122,137.  The technology is being amortized over 10 years based on useful life estimation.

Estimated annual amortization expense for each of the next five years is $58,014.

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,374,025 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is expected to be amortized in 3 years starting from the date of purchasing raw materials from AT&M. The Company conducted the evaluation for the impairment of the asset at March 31, 2011 and there is no impairment needed to be recorded as of the date of evaluation. As of March 31, 2011, amorphous raw material received from AT&M has been for testing purpose and is not considered purchase.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $61,068 (RMB400,000) at 5% stated annual interest rate.  The agreement expired on December 27, 2010. The Company extended this loan for one year until December 27, 2011.

Future minimum principal payments as of March 31, 2011 are as follows:

2011	$61,068
Total	$61,068

NOTE 8 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,489 for the year ended December 31, 2011 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $145,083 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company. The net leased asset amount was $109,190 and $109,939 as of March 31, 2011 and December 31, 2010, respectively.

Future minimum lease payments as of March 31, 2011 are as follows based on the 10% discounted factor:

For the period ended December 31:

2011	2,489
2012	2,753
2013	3,045
2014	3,367
2015	3,725
Thereafter	105,145
Less Current Portion	(2,489)
Long Term Portion	$118,035

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

CAPITAL COMMITMENTS

 As of March 31, 2011 and December 31, 2010, the Company had capital commitments for purchase of machineries and land use right of $2,107,000 and $2,094,000, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock.  During the year ended December 31, 2010, 17,000 shares were converted and 4,149,667 shares are outstanding at March 31, 2011 and December 31, 2010.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At March 31, 2011, the Company has 100,000,000 shares of common stock authorized and 19,382,013 shares issued and outstanding at par value $0.001 per share.

In connection with the Private Placement of the Series B Preferred Stock, the Company also entered into a Make Good Escrow Agreement dated as of November 30, 2009 with the Buyers and Escrow, LLC (the “Escrow Agent”), where the Company committed to place 2,080,000 shares of Common Stock into escrow to be delivered to the Buyers if the Company fails to achieve certain operating income targets for years ended December 31, 2010 and 2009.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the three months ended March 31, 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	1,000,000	$2.40
Warrants outstanding, March 31, 2011	1,000,000	$2.40

Exercisable as of March 31, 2011	1,000,000	$2.40

Stock Options

The following table summarizes the activities for the Company’s options for the three months ended March 31, 2011:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2010	150,000	$1.26	3.8
Balance at March 31, 2011	150,000	$1.26	3.5
Vested and exercisable as of March 31, 2011	137,500	$1.11	3.6

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at March 31, 2011:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Exercisable and Vested

$0.23	25,000	3.3	25,000
$0.51	75,000	3.3	75,000
$2.90	50,000	4.6	37,500
	150,000		137,500

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

At March 31, 2011, there was $12,593 of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.25 years.

For the three months ended March 31, 2011, stock-based compensation expense of $25,186 was included in general and administrative expenses.

NOTE 10 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2011	2010

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,128,350	$1,158,916

Denominator:
Weighted average common shares outstanding	19,382,013	14,908,313
Basic earnings per share	$0.06	$0.08

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,128,350	$1,158,916

Denominator:
Weighted average common shares outstanding	19,382,013	14,908,313
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,149,667	4,166,667
Stock warrants and options	67,788	3,596,738
Shares used in computing diluted earnings per share	23,599,468	22,671,718
Diluted earnings per share	$0.05	$0.05

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 11 – STATUTORY SURPLUS RESERVE FUND

As stipulated by the new Corporate Law of the PRC effective on January 1, 2006, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i. making up cumulative prior years’ losses, if any;

ii. allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; and

iii. allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company has appropriated $1,232,532 and $1,232,532 as reserve for the statutory surplus reserve requirement as of March 31, 2011 and December 31, 2010, respectively.

NOTE 12 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2011 and 2010 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the three months ended March 31, 2011 and 2010 and as long as Zhongxi meets the high-tech enterprise qualification.

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

For the three months ended March 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net income	$1,128,350	$1,158,916
Change in foreign currency translation adjustment	146,799	2,089
Comprehensive income	$1,275,149	$1,161,005

NOTE 15 - CONCENTRATION

For the three months ended March 31, 2011, two suppliers accounted for 93.5% of the Company’s total purchases and four customers accounted for 52% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

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

Our business is conducted primarily through our operating company, Xi’an Amorphous Zhongxi Transformer Co., Ltd. (“Zhongxi”), a PRC company that is controlled through our wholly owned PRC-based subsidiary An Sen (Xi'an) Power Science & Technology Co., Ltd. (“An Sen”), a “wholly-owned foreign enterprise” (“WOFE”) under Chinese law.

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

Property, Plant and Equipment

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic was effective for periods beginning on or after December 15, 2010. Adoption of this topic had no material effect on the Consolidated Financial Statements.

Results of Operations

Revenues

	Three Months Ended March 31,				%
	2011		2010		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$5,852,829	75.7%	$3,748,626	65.2%	56.1%
Amorphous Alloy Transformer	1,877,369	24.3%	2,005,087	34.8%	-6.4%
Total:	$7,730,198	100.0%	$5,753,713	100.0%	34.4%

Total net revenues increased $1,976,485 or 34.4% during the three months ended March 31, 2011 compared to the same period of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold, offset in part by lower average selling prices of our amorphous alloy cores.  The revenue of amorphous alloy transformers decreased primarily due to fewer units having been sold.

During the three months ended March 31, 2011, the average sales prices per ton of amorphous alloy cores were 7.1% lower compared with the same period of 2010. The lower average prices of amorphous alloy cores were part of our marketing strategy to attract more orders.

During the three months ended March 31, 2011, the average sales prices per unit of amorphous alloy transformers were 9.7% higher compared with the same period of 2010. The higher average prices of amorphous alloy transformer were primarily due to a change in the product mix sold in favor of more expensive high capacity transformers.

Cost of Goods Sold

	Three Months Ended March 31,				%
	2011		2010		change
	COGS	%	COGS	%
Amorphous Alloy Core	$4,467,471	75.8%	$2,703,504	63.9%	65.2%
Amorphous Alloy Transformer	1,426,639	24.2%	1,524,164	36.1%	-6.4%
Total:	$5,894,110	100.0%	$4,227,668	100.0%	39.4%

Cost of goods sold increased $1,666,442 or 39.4% during the three months ended March 31, 2011, compared to the same period of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold.  The average prices of the primary raw material, amorphous alloy strip, were flat in the first quarter of 2011 compared to the same period of 2010.

Gross Profit

	Three Months Ended March 31,				%
	2011		2010		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,385,358	23.7%	$1,045,122	27.9%	32.6%
Amorphous Alloy Transformer	450,730	24.0%	480,923	24.0%	-6.3%
Total:	$1,836,088	23.8%	$1,526,045	26.5%	20.3%

Gross profit increased $310,043 or 20.3% during the three months ended March 31, 2011 compared to the same period of 2010. This was primarily due to higher sales revenues associated with amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) decreased 2.7 percentage points to 23.8% in the three months ended March 31, 2011 from 26.5% in the three months ended March 31, 2010. This was primarily due to the lower average selling prices of amorphous alloy cores in the first quarter of 2011 compared to the same period of 2010.

Selling, General and Administration Expenses

	Three Months Ended March 31,
	2011	2010	% Change
Selling, general and administrative expenses	$461,297	$205,114	124.9%
% of Revenue	6.0%	3.6%

Selling, general, and administrative (“SG&A”) expenses increased by $256,183 or 124.9% during the three months ended March 31, 2011 compared to the same period of 2010.  The higher SG&A expenses in dollars and as a percentage of revenue were mainly due to an increase in professional and consulting fee of $134,328 resulting from a higher audit fee, an increase in administrative employee expenses of $42,911, an increase in sales related tax levy of $15,775 resulting from higher revenues, and an increase in depreciation of $15,266 as a result of the addition in plant and equipment.

Gain on Investment

During the first quarter of 2010, we had a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership. We recorded this investment using the equity method because of our significant influence on the entity.  At December 30, 2010, we sold the shares of Yan An back to Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) from whom we purchased the shares of Yan An in 2005, for its carrying balance of $329,466.  We sold our investment in Yan An's shares to avoid any potential  conflicts of interest in bidding for new work, as both companies  produce and sell alloy transformers.  Therefore, in the first quarter of 2011, we no longer recognize any gain on investment.

Income Taxes

	Three Months Ended March 31,
	2011	2010
Income taxes	$266,402	$211,009
Effective tax rate	19.1%	15.4%

The increase in the income taxes for the three months ended March 31, 2011 compared to the same period of 2010 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rate for the three months ended March 31, 2011 are higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% for as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the three months ended March 31, 2011, net income was $1,128,350 compared to $1,158,916 for the corresponding period of 2010, a decrease of $30,566 or 2.6%. The decrease in net income for the three months ended March 31, 2011 was mainly due to higher SG&A expenses and higher income taxes.

Liquidity and Capital Resources

We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the production facilities for amorphous alloy cores and transformers. Cash generated from operations will be used to fulfill such commitments. We believe our existing cash will be sufficient to maintain our operations at the present level for at least the next 12 months.

The following table summarizes our liquidity and capital resources for the periods presented:

	March 31, 2011	December 31, 2010
Cash	$19,504,219	$17,932,447
Working capital	$19,938,688	$18,544,621
Stockholders' equity	$29,165,687	$27,865,352

The following table shows the movements of our cash for the periods presented.

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$1,157,492	$(393,065)
Net cash provided by (used in) investing activities	328,334	(494,326)
Net cash provided by financing activities	-	108,700
Effect of exchange rate changes on cash	85,946	779
Net increase (decrease) in cash	$1,571,772	$(777,912)

Operating activities:

For the three months ended March 31, 2011, net cash provided by operating activities was $1,157,492. This was primarily due to net income of $1,128,350, adjusted by non-cash related expenses including depreciation and amortization of $153,565 and stock-based compensation of $25,186, then decreased by cash provided by working capital activities of $149,609. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $418,911, and a decrease in other payables and advance from customers of $51,533.  The decrease in cash provided by working capital activities was partly offset by the increase in accounts payable of $156,978, the decrease in prepaid expense of $74,589, and the decrease in inventory of $73,730.

For the three months ended March 31, 2010, net cash used in operating activities was $393,065. This was primarily due to net income of $1,158,916, adjusted by non-cash related expenses that included depreciation and amortization of $67,100 and stock-based compensation of $14,810, and adjusted by a non-cash related gain on investment of $36,700, then decreased by a net decrease in working capital items of $1,597,191. The net decrease in working capital items was mainly due to an increase in accounts receivable of $485,797 resulting from higher revenues, an increase in inventory of $710,586 due to the higher demand for our products, and a decrease in other payables and advance from customers of $259,650.

Investing activities:

Net cash provided by investing activities was $328,334 for the three months ended March 31, 2011. It was primarily due to the $330,454 proceeds from disposal of long-term investment in Yan An.

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

Contractual Obligations

As of March 31, 2011, we were committed to equipment purchase contracts of $2,507,290.  The cash commitment remaining for these contracts is $2,000,580 which is payable upon the progress of the equipment installation.

We prepaid $203,050 for the land use right of the new plant and are obligated to pay the remaining balance of $106,869 upon receiving the land use right certificate.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 in response to Item 1A to Part I of Form 10-K.

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

Dated: May 16, 2011

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