Form 10-Q
period 2011-06-30
China Power Equipment, Inc.
filed 2011-08-15
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or
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

86-29-62619758\ 8831-0560
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☑

As of July 28, 2011, 19,382,013 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

China Power Equipment, Inc.
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,295,931	$17,932,447
Accounts receivable, net	2,369,901	1,552,298
Inventory (Note 3)	625,124	645,777
Prepaid expenses and other receivables	284,612	402,637
Related party receivable (Note 13)	-	329,466
Total Current Assets	21,575,568	20,862,625

Construction in progress	2,581,696	-
Property, plant and equipment, net (Note 4)	6,985,371	7,110,549
Intangible assets, net (Note 5)	325,987	348,483
Deposit on contract rights (Note 6)	1,392,542	1,365,498
Deposit for purchase of equipment	-	503,565
Prepaid capital lease (Note 8)	109,207	109,939
Total Assets	$32,970,371	$30,300,659

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$473,032	$1,130,368
Other payables and advance from customers	672,601	740,927
Lease payable - current portion (Note 8)	2,522	2,473
Short-term loan (Note 7)	61,891	60,689
Income taxes payable (Note 12)	464,512	383,547
Total Current Liabilities	1,674,558	2,318,004

Long-term Liabilities
Lease payable - non current portion (Note 8)	119,626	117,303
Total Long-term Liabilities	119,626	117,303

Total Liabilities	1,794,184	2,435,307

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,149,667 shares issued and outstanding at June 30, 2011 and December 31, 2010 (Note 9)	4,150	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,382,013 shares issued and outstanding at June 30, 2011 and December 31, 2010 (Note 9)	19,382	19,382
Additional paid in capital	25,750,006	25,712,227
Statutory surplus reserve fund (Note 11)	1,232,532	1,232,532
Retained earnings/(Accumulated deficit)	1,976,267	(821,698)
Accumulated other comprehensive income	2,193,850	1,718,759
Total stockholders' equity	31,176,187	27,865,352

Total Liabilities and Stockholders' Equity	$32,970,371	$30,300,659

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Income
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue, net	$9,697,532	$7,493,768	$17,427,730	$13,247,481
Cost of goods sold	(7,296,777)	(5,430,034)	(13,190,887)	(9,657,702)
Gross profit	2,400,755	2,063,734	4,236,843	3,589,779

Selling, general and administrative expenses	412,876	250,427	874,173	455,541

Net income from operations	1,987,879	1,813,307	3,362,670	3,134,238

Other income (expenses)
Gain on investment	-	21,613	-	58,313
Other income	-	175,606	789	176,338
Other expenses	(30)	-	(69)	(146)
Interest income	8,715	16,248	27,926	27,956
Total other income	8,685	213,467	28,646	262,461

Net income before income taxes	1,996,564	2,026,774	3,391,316	3,396,699

Income taxes	326,949	309,331	593,351	520,340

Net income	$1,669,615	$1,717,443	$2,797,965	$2,876,359

Earnings per share – basic (note 10)	$0.09	$0.10	$0.14	$0.18
Earnings per share – diluted (note 10)	$0.07	$0.08	$0.12	$0.14

Weighted average common shares outstanding:
Basic	19,382,013	17,480,083	19,382,013	16,201,303
Diluted	23,591,375	21,973,471	23,591,375	20,694,691

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$2,797,965	$2,876,359
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	302,911	135,657
Stock-Based Compensation	37,779	27,403
Provision for impairment of other receivables	-	23,956
Gain on investment	-	(58,313)
Changes in operating assets and liabilities:
Accounts receivable	(778,205)	(212,522)
Inventory	32,395	(180,171)
Prepaid expenses and other receivables	124,215	(296,810)
Accounts payable	(678,552)	189,493
Other payables and advance from customers	(81,999)	(26,158)
Income taxes payable	72,848	72,088
Net cash provided by operating activities	1,829,357	2,550,982

Cash Flows from Investing Activities
Addition in plant and equipment	(7,791)	(173,540)
Addition in construction in progress	(2,058,792)	(973,398)
Deposit for purchase of equipment	-	(1,176,290)
Proceeds from disposal of investments	330,454	-
Dividend from equity interest subsidiary	-	58,535
Net cash used in investing activities	(1,736,129)	(2,264,693)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	4,456,883
Net cash provided by financing activities	-	4,456,883

Effect of exchange rate changes on cash and cash equivalents:	270,256	6,893

Increase in cash and cash equivalents	363,484	4,750,065
Cash and cash equivalents, beginning of period	17,932,447	8,883,188
Cash and cash equivalents, end of period	$18,295,931	$13,633,253

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$-
Income taxes paid in cash	$520,503	$448,252

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

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $150,825 and $147,896 at June 30, 2011 and December 31, 2010, respectively.

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

During the six months ended June 30, 2011 and 2010, revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. This ASU is not expected to have a material impact on the Company’s consolidated financial statements except for a revision of presentation of comprehensive income.

NOTE 3 – INVENTORY

Inventory consists of:

	June 30,	December 31,
	2011	2010

Raw materials	$550,530	$225,425
Work in progress	13,276	12,880
Finished goods	61,318	407,472

Total inventory	$625,124	$645,777

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30,	December 31,
	2011	2010

Plant and office building	$5,917,698	$5,802,773
Machinery and production equipment	2,613,256	2,562,506
Automobile	125,519	123,081
Office equipment	43,410	34,867
Total	8,699,883	8,523,227
Less accumulated depreciation	(1,714,512)	(1,412,678)

Property, plant and equipment, net	$6,985,371	$7,110,549

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30,	December 31,
	2011	2010

Technical know-how	$232,091	$227,583
Amorphous Transformer Technique	355,872	348,961
Total	587,963	576,544
Less: accumulated amortization	(261,976)	(228,061)

Intangible assets, net	$325,987	$348,483

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $232,091. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $77,363. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which was a related party of the Company then with common owners and directors for $154,727. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Advanced Technology & Materials Co., Ltd. (“AT&M”) for $123,782.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of June 30, 2011 are as follows:

Years Ending December 31,
2011	$29,398
2012	58,796
2013	58,796
2014	53,638
2015	36,740
Thereafter	88,619

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,392,542 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is expected to be amortized over 3 years starting from the date of purchasing raw materials from AT&M. The Company conducted the evaluation for the impairment of the asset at June 30, 2011 and there is no impairment needed to be recorded as of the date of evaluation. As of June 30, 2011, amorphous raw material received from AT&M has been small in quantity thus was not applied towards the deposit.

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $61,891 (RMB400,000) at 5% stated annual interest rate.  The agreement expired on December 27, 2010. The Company extended this loan for one year until December 27, 2011.

NOTE 8 – CAPITAL LEASES AND COMMITMENTS

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

As the result, approximately $147,038 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company. The net leased asset account was $109,207 and $109,939 as of June 30, 2011 and December 31, 2010, respectively.

Future minimum lease payments as of June 30, 2011 are as follows based on the 10% discounted factor:

For the period ended December 31:
2011	2,522
2012	2,790
2013	3,086
2014	3,413
2015	3,775
Thereafter	106,562
Less Current Portion	(2,522)
Long Term Portion	$119,626

CAPITAL COMMITMENTS

 As of June 30, 2011 and December 31, 2010, the Company had capital commitments for purchase of machineries and land use right of $370,958 and $2,094,000, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock.   During the year ended December 31, 2010, 17,000 shares were converted and 4,149,667 shares are outstanding at June 30, 2011 and December 31, 2010.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At June 30, 2011, the Company has 100,000,000 shares of common stock authorized and 19,382,013 shares issued and outstanding at par value $0.001 per share.

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

For both the years ended December 31, 2010 and 2009, the Company achieved the target operating income, therefore, the common stock held in escrow will be cancelled.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the activities for the warrants for the six months ended June 30, 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	1,000,000	$2.40
Warrants outstanding, June 30, 2011	1,000,000	$2.40

Exercisable as of June 30, 2011	1,000,000	$2.40

Stock Options

The following table summarizes the activities for the Company’s options for the six months ended June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2010	150,000	$1.26	3.8
Balance at June 30, 2011	150,000	$1.26	3.3
Vested and exercisable as of June 30, 2011	150,000	$1.26	3.3

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at June 30, 2011:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Vested and Exercisable

$0.23	25,000	3.0	25,000
$0.51	75,000	3.0	75,000
$2.90	50,000	3.9	50,000
	150,000		150,000

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2011 and the related exercise price of the underlying options, was $32,000 for outstanding and exercisable options as of June 30, 2011.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2011, there was no unrecognized stock-based compensation expense related to stock options.

For the three and six months ended June 30, 2011, stock-based compensation expense of $12,593 and $37,779, respectively, were  included in general and administrative expenses.

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Six Months Ended June 30,
	2011	2010

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$2,797,965	$2,876,359

Denominator:
Weighted average common shares outstanding	19,382,013	16,201,303
Basic earnings per share	$0.14	$0.18

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$2,797,965	$2,876,359

Denominator:
Weighted average common shares outstanding	19,382,013	16,201,303
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,149,667	4,166,667
Stock warrants and options	59,695	326,721
Shares used in computing diluted earnings per share	23,591,375	20,694,691
Diluted earnings per share	$0.12	$0.14

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

The Company has appropriated $1,232,532 and $1,232,532 as reserve for the statutory surplus reserve requirement as of June 30, 2011 and December 31, 2010, respectively.

NOTE 12 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2011 and 2010 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the six months ended June 30, 2011 and 2010 and as long as Zhongxi meets the high-tech enterprise qualification.

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

For the six months ended June 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company was owed $329,466 from Alloy Science, a related party with common directors. The receivable is related to selling the 20% equity interests in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd back to Alloy Science for its carrying balance and was received in the first quarter of 2011.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Net income	$2,797,965	$2,876,359
Change in foreign currency translation adjustment	475,091	51,921
Comprehensive income	$3,273,056	$2,928,280

NOTE 15 – CONCENTRATION

For the six months ended June 30, 2011, two suppliers accounted for 91.4% of the Company’s total purchases and four customers accounted for 47.3% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 16 – RECLASSIFICATION

Certain amounts in the prior period have been reclassified to conform to the current year’s presentation.

NOTE 17 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto that appear elsewhere in this quarterly report (the “Consolidated Financial Statements”). The results shown herein are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by words such as anticipate, believe, continue, could, estimate, expect, intend, likely, may, might, ongoing, plan, potential, predict, should, will, or the negative of these terms or other comparable terms. All forward-looking statements included in this document are based on information available to the management as of the date of this document. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review the risk factors shown in other reports and documents that we file with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements except for a revision of presentation of comprehensive income.

Results of Operations

Revenues

	Three Months Ended June 30,				%
	2011		2010		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$7,000,062	72.2%	$4,725,030	63.1%	48.1%
Amorphous Alloy Transformer	2,697,470	27.8%	2,768,738	36.9%	-2.6%
Total:	$9,697,532	100.0%	$7,493,768	100.0%	29.4%

	Six Months Ended June 30,				%
	2011		2010		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$12,852,891	73.7%	$8,473,656	64.0%	51.7%
Amorphous Alloy Transformer	4,574,839	26.3%	4,773,825	36.0%	-4.2%
Total:	$17,427,730	100.0%	$13,247,481	100.0%	31.6%

Total revenue, net increased $2,203,764 or 29.4% and $4,180,249 or 31.6% during the quarter and six months ended June 30, 2011, respectively, compared to the same periods of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold, offset in part by lower average selling prices of our amorphous alloy cores.  The revenue of amorphous alloy transformers decreased primarily due to fewer units having been sold.

During the quarter and six months ended June 30, 2011, the average sales prices per ton of amorphous alloy cores were 7.2% and 7.1% lower, respectively, compared with the same periods of 2010. The lower average prices of amorphous alloy cores were part of our marketing strategy to attract more orders.

During the quarter and six months ended June 30, 2011, the average sales prices per unit of amorphous alloy transformers were 16.0% and 13.3% higher, respectively, compared with the same periods of 2010. The higher average prices of amorphous alloy transformer were primarily due to a change in the product mix sold in favor of more expensive high capacity transformers.

Cost of Goods Sold

	Three Months Ended June 30,				%
	2011		2010		change
	COGS	%	COGS	%
Amorphous Alloy Core	$5,268,633	72.2%	$3,327,293	61.3%	58.3%
Amorphous Alloy Transformer	2,028,144	27.8%	2,102,741	38.7%	-3.5%
Total:	$7,296,777	100.0%	$5,430,034	100.0%	34.4%

	Six Months Ended June 30,				%
	2011		2010		change
	COGS	%	COGS	%
Amorphous Alloy Core	$9,736,104	73.8%	$6,030,797	62.4%	61.4%
Amorphous Alloy Transformer	3,454,783	26.2%	3,626,905	37.6%	-4.7%
Total:	$13,190,887	100.0%	$9,657,702	100.0%	36.6%

Cost of goods sold increased $1,866,743 or 34.4% and $3,533,185 or 36.6% during the quarter and six months ended June 30, 2011, respectively, compared to the same periods of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold.  The average prices of the primary raw material, amorphous alloy strip, were stable in the second quarter and first half of 2011 compared to the same periods of 2010.

Gross Profit

	Three Months Ended June 30,				%
	2011		2010		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,731,429	24.7%	$1,397,737	29.6%	23.9%
Amorphous Alloy Transformer	669,326	24.8%	665,997	24.1%	0.5%
Total:	$2,400,755	24.8%	$2,063,734	27.5%	16.3%

	Six Months Ended June 30,				%
	2011		2010		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$3,116,787	24.2%	$2,442,859	28.8%	27.6%
Amorphous Alloy Transformer	1,120,056	24.5%	1,146,920	24.0%	-2.3%
Total:	$4,236,843	24.3%	$3,589,779	27.1%	18.0%

Gross profit increased $337,021 or 16.3% and $647,064 or 18% during the quarter and six months ended June 30, 2011, respectively, compared to the same periods of 2010. This was primarily due to higher sales revenues associated with amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) decreased 2.7 percentage points to 24.8% in the second quarter of 2011 from 27.5% in the second quarter of 2010, and decreased 2.8 percentage points to 24.3% in the first half of 2011 from 27.1% in the first half of 2010. This was primarily due to the lower average selling prices of amorphous alloy cores in the second quarter and the first half of 2011 compared to the same periods of 2010.

Selling, General and Administration Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Selling, general and administrative expenses	$412,876	250,427	64.9%	$874,173	$455,541	91.9%
% of Revenue	4.3%	3.3%		5.0%	3.4%

Selling, general, and administrative (“SG&A”) expenses increased by $162,449 or 64.9% and $418,632 or 91.9% during the quarter and six months ended June 30, 2011, respectively, compared to the same periods of 2010.  The higher SG&A expenses in dollars and as a percentage of revenue in the quarter and six months ended June 30, 2011, were mainly due to an increase in shipping expenses of $130,922 and $143,691, respectively, resulting from higher revenues, and an increase in professional and consulting fee of $42,698 and $177,026, respectively, resulting from a higher audit fee.

 Gain on Investment

During the second quarter and the first half of 2010, we had a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) representing 20% of its ownership. We recorded this investment using the equity method because of our significant influence on the entity.  At December 30, 2010, we sold the shares of Yan An back to Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) from whom we purchased the shares of Yan An in 2005, for its carrying balance of $329,466.  We sold our investment in Yan An's shares to avoid any potential conflicts of interest in bidding for new work, as both companies  produce and sell alloy transformers.  Therefore, in the second quarter and the first half of 2011, we no longer recognize any gain on investment.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income taxes	$326,949	$309,331	$593,351	$520,340
Effective tax rate	16.4%	15.3%	17.5%	15.3%

The increase in the income taxes for the quarter and six months ended June 30, 2011 compared to the same periods of 2010 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rate for the quarter and six months ended June 30, 2011 are higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% for as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended June 30, 2011, net income was $1,669,615 compared to $1,717,443 for the corresponding period of 2010, a decrease of $47,828 or 2.8%. For the six months ended June 30, 2011, net income was $2,797,965 compared to $2,876,359 for the corresponding period of 2010, a decrease of $78,394 or 2.7%.  The decreases in net income were mainly due to higher SG&A expenses, lower other income and higher income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$18,295,931	$17,932,447
Working capital	$19,901,010	$18,544,621
Stockholders' equity	$31,176,187	$27,865,352

The following table shows the movements of our cash for the periods presented.

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$1,829,357	$2,550,982
Net cash (used in) investing activities	(1,736,129)	(2,264,693)
Net cash provided by financing activities	-	4,456,883
Effect of exchange rate changes on cash and cash equivalents	270,256	6,893
Net increase in cash and cash equivalents	$363,484	$4,750,065

Operating activities:

For the six months ended June 30, 2011, net cash provided by operating activities was $1,829,357. This was primarily due to net income of $2,797,965, adjusted by non-cash related expenses including depreciation and amortization of $302,911 and stock-based compensation of $37,779, then decreased by cash provided by working capital activities of $1,309,298. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $778,205 resulting from higher revenues, a decrease in accounts payable of $678,552 and a decrease in other payables and advance from customers of $81,999.  The decrease in cash provided by working capital activities was partly offset by a decrease in prepaid expenses of $124,215.

For the six months ended June 30, 2010, net cash provided by operating activities was $2,550,982. This was primarily due to net income of $2,876,359, adjusted by non-cash related expenses including depreciation and amortization of $135,657, stock-based compensation of $27,403 and provision for impairment of other receivables of $23,956, and adjusted by a non-cash related gain on investment of $58,313, then decreased by cash used in working capital activities of $454,080. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $212,522 resulting from higher revenues, an increase in inventory of $180,171 due to the higher demand for our products, an increase in prepaid expenses and other receivables of $296,810 for deposits of the new plant equipment and the land use rights of the new plant, partly offset by an increase in accounts payable of $189,493.

Investing activities:

Net cash used in investing activities was $1,736,129 for the six months ended June 30, 2011. It was primarily due to the $2,058,792 spent on construction in progress, partly offset by the $330,454 proceeds from disposal of long-term investment in Yan An.

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

Contractual Obligations

As of June 30, 2011, we were committed to equipment purchase contracts of $2,541,080.  The cash commitment remaining for these contracts is $262,649 which is payable upon the progress of the equipment installation.

We prepaid $205,787 for the land use right of the new plant and are obligated to pay the remaining balance of $108,309 upon receiving the land use right certificate.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

None.

ITEM 1A  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4  REMOVED AND RESERVED

Not applicable.

ITEM 5  OTHER INFORMATION

Not applicable.

ITEM 6  EXHIBITS

The exhibits listed on the Exhibit Index are filed or furnished with this report.

(a)           Exhibits:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished electronically with this filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

CHINA POWER EQUIPMENT, INC.

By:	/s/Yongxing Song
Name: Yongxing Song
Title: Chief Executive Officer and President (Principal Executive Officer)

By:	/s/Elaine Zhao
Name: Elaine Zhao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Furnished electronically with this filing