Form 10-Q
period 2011-09-30
China Power Equipment, Inc.
filed 2011-11-14
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or
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

As of November 11, 2011, 19,382,013 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
China Power Equipment, Inc.
Consolidated Balance Sheets
	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,447,576	$17,932,447
Accounts receivable, net	2,379,194	1,552,298
Inventory (Note 3)	609,790	645,777
Prepaid expenses and other receivables	770,719	402,637
Related party receivable (Note 13)	-	329,466
Total Current Assets	23,207,279	20,862,625

Construction in progress	606,421	-
Property, plant and equipment, net (Note 4)	9,501,038	7,110,549
Intangible assets, net (Note 5)	314,918	348,483
Deposit on contract rights (Note 6)	1,330,829	1,365,498
Deposit for purchase of equipment	-	503,565
Prepaid capital lease (Note 8)	109,008	109,939
Total Assets	$35,069,493	$30,300,659

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$533,523	$1,130,368
Other payables and advance from customers	610,113	740,927
Lease payable - current portion (Note 8)	2,552	2,473
Short-term loan (Note 7)	62,613	60,689
Income taxes payable (Note 12)	509,315	383,547
Total Current Liabilities	1,718,116	2,318,004

Long-term Liabilities
Lease payable - non current portion (Note 8)	121,021	117,303
Total Long-term Liabilities	121,021	117,303

Total Liabilities	1,839,137	2,435,307

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,149,667 shares issued and outstanding at September 30, 2011 and December 31, 2010 (Note 9)	4,150	4,150
Undesignated preferred stock, $.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,382,013 shares issued and outstanding at September 30, 2011 and December 31, 2010 (Note 9)	19,382	19,382
Additional paid in capital	25,781,606	25,712,227
Statutory surplus reserve fund (Note 11)	1,232,532	1,232,532
Retained earnings/(Accumulated deficit)	3,673,962	(821,698)
Accumulated other comprehensive income	2,518,724	1,718,759
Total stockholders' equity	33,230,356	27,865,352

Total Liabilities and Stockholders' Equity	$35,069,493	$30,300,659

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Income
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue, net	$10,288,401	$8,648,640	$27,716,131	$21,896,121
Cost of goods sold	(7,786,511)	(6,250,724)	(20,977,398)	(15,908,426)
Gross profit	2,501,890	2,397,916	6,738,733	5,987,695

Selling, general and administrative expenses	437,119	459,319	1,311,292	914,860

Net income from operations	2,064,771	1,938,597	5,427,441	5,072,835

Other income (expenses)
Gain on investment	-	32,871	-	91,184
Other income	-	-	789	176,338
Other expenses	(21)	-	(90)	(146)
Interest income	3,733	17,548	31,659	45,504
Total other income	3,712	50,419	32,358	312,880

Net income before income taxes	2,068,483	1,989,016	5,459,799	5,385,715

Income taxes	370,788	326,126	964,139	846,466

Net income	$1,697,695	$1,662,890	$4,495,660	$4,539,249

Earnings per share - basic	$0.09	$0.09	$0.23	$0.26
Earnings per share - diluted	$0.07	$0.07	$0.19	$0.21

Weighted average common shares outstanding:
Basic	19,382,013	19,365,013	19,382,013	17,267,461
Diluted	23,581,945	23,611,686	23,588,610	21,671,143

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$4,495,660	$4,539,249
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	531,719	209,880
Stock-Based Compensation	69,379	52,589
Provision for impairment of other receivables	-	23,956
Gain on investment	-	(91,184)
Changes in operating assets and liabilities:
Accounts receivable	(759,905)	(343,395)
Inventory	54,966	73,797
Prepaid expenses and other receivables	(359,977)	(224,801)
Accounts payable	(623,706)	(19,490)
Other payables and advance from customers	(150,719)	119,389
Income taxes payable	112,142	76,155
Net cash provided by operating activities	3,369,559	4,416,145

Cash Flows from Investing Activities
Addition in plant and equipment	(2,052,747)	(238,332)
Addition in construction in progress	(576,395)	(973,398)
Deposit for purchase of equipment	-	(1,176,290)
Proceeds from disposal of investments	330,454	-
Dividend from equity interest subsidiary	-	58,535
Net cash used in investing activities	(2,298,688)	(2,329,485)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	4,456,883
Net cash provided by financing activities	-	4,456,883

Effect of exchange rate changes on cash and cash equivalents:	444,258	155,942

Increase in cash and cash equivalents	1,515,129	6,699,485
Cash and cash equivalents, beginning of period	17,932,447	8,883,188
Cash and cash equivalents, end of period	$19,447,576	$15,582,673

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$-
Income taxes paid in cash	$851,998	$770,311

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

On November 8, 2006, An Sen entered into a Management Entrustment Agreement (“the Agreement”) with Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. (“Zhongxi”) whereby An Sen assumed financial and operating control over Zhongxi. In exchange for entering into this agreement, shareholders of Zhongxi were issued 9,000,000 shares of China Power common stock, resulting in a change of control of China Power. As discussed in Principles of Consolidation in Note 2, An Sen has been determined to have a controlling financial interest in Zhongxi as a result of the Agreement, requiring the accounts of Zhongxi to be consolidated with those of An Sen. Applying the rules of Accounting Standards Codification (“ASC”) 805, Business Combinations, Zhongxi was determined to be the accounting acquirer and the transaction was accounted for as a reverse acquisition resulting in the recapitalization of Zhongxi. Costs and expenses incurred by China Power and An Sen were made in anticipation of the transaction with Zhongxi and have therefore been pushed down and included in the consolidated financial statements.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An allowance for doubtful accounts has been established in amounts of $152,584 and $147,896 at September 30, 2011 and December 31, 2010, respectively.

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

During the nine months ended September 30, 2011 and 2010, revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

NOTE 3 – INVENTORY

Inventory consists of:

	September 30,	December 31,
	2011	2010

Raw materials	$483,248	$225,425
Work in progress	12,914	12,880
Finished goods	113,628	407,472

Total inventory	$609,790	$645,777

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2011	2010

Plant and office building	$5,986,707	$5,802,773
Machinery and production equipment	5,212,984	2,562,506
Automobile	126,983	123,081
Office equipment	43,916	34,867
Total	11,370,590	8,523,227
Less accumulated depreciation	(1,869,552)	(1,412,678)

Property, plant and equipment, net	$9,501,038	$7,110,549

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30,	December 31,
	2011	2010

Technical know-how	$234,797	$227,583
Amorphous Transformer Technique	360,022	348,961
Total	594,819	576,544
Less: accumulated amortization	(279,901)	(228,061)

Intangible assets, net	$314,918	$348,483

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $234,797. The technology is being amortized over 10 years based on estimated useful life.

In April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $78,266. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which was a related party of the Company then with common owners and directors for $156,531. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Beijing Advanced Technology & Materials Co., Ltd. (“AT&M”) for $125,225.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of September 30, 2011 are as follows:

Years Ending December 31,
2011	$14,871
2012	59,483
2013	59,483
2014	54,266
2015	37,167
Thereafter	89,648

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,408,781 (RMB9,000,000) to guarantee the supply of amorphous raw material for 3 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 3-year period starting from the date of first purchase from AT&M.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the nine months ended September 30, 2011, $77,771 of the contract rights deposit was amortized and recorded in cost of goods sold.

The Company conducted the evaluation for the impairment of the asset at September 30, 2011 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $62,613 (RMB400,000) at 5% stated annual interest rate.  The agreement expired on December 27, 2010. The Company extended this loan for one year until December 27, 2011.

NOTE 8 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,552 for the year ending December 31, 2011 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $148,753 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company. The net leased asset account was $109,008 and $109,939 as of September 30, 2011 and December 31, 2010, respectively.

Future minimum lease payments as of September 30, 2011 are as follows based on the 10% discounted factor:

For the period ending December 31:
2011	$2,552
2012	2,822
2013	3,122
2014	3,453
2015	3,819
Thereafter	107,805
Less Current Portion	(2,552)
Long Term Portion	$121,021
CAPITAL COMMITMENTS

As of September 30, 2011 and December 31, 2010, the Company had capital commitments to purchase land use right of $109,572 and machineries and land use right of $2,094,000, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock.   During the year ended December 31, 2010, 17,000 shares were converted. 4,149,667 shares are outstanding at September 30, 2011 and December 31, 2010.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At September 30, 2011, the Company has 100,000,000 shares of common stock authorized and 19,382,013 shares issued and outstanding at par value $0.001 per share.

In connection with the Private Placement of the Series B Preferred Stock, the Company also entered into a Make Good Escrow Agreement dated November 30, 2009 with the Buyers and Escrow, LLC (the “Escrow Agent”), where the Company committed to place 2,080,000 shares of Common Stock into escrow to be delivered to the Buyers if the Company fails to achieve certain operating income targets for years ended December 31, 2010 and 2009.

For both the years ended December 31, 2010 and 2009, the Company achieved the target operating income, therefore, the common stock held in escrow has been released and cancelled.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activities for the warrants for the nine months ended September 30, 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	1,000,000	$2.40
Warrants outstanding, September 30, 2011	1,000,000	$2.40

Exercisable as of September 30, 2011	1,000,000	$2.40

Stock Options

The following table summarizes the activities for the Company’s options for the nine months ended September 30, 2011:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2010	150,000	$1.26	3.8
Balance at September 30, 2011	150,000	$1.26	3.0
Vested and exercisable as of September 30, 2011	150,000	$1.26	3.0

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at September 30, 2011:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Vested and Exercisable

$0.23	25,000	2.8	25,000
$0.51	75,000	2.8	75,000
$2.90	50,000	3.6	50,000
	150,000		150,000

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2011 and the related exercise price of the underlying options, was $45,000 for outstanding and exercisable options as of September 30, 2011.

At September 30, 2011, there was no unrecognized compensation cost related to outstanding stock options.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activities for the Company’s unvested restricted stock awards (RSAs) for the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	-
Granted	30,000	$22,800
Vested	(10,000)	$7,600
Unvested at September 30, 2011	20,000	$15,200

As of September 30, 2011, there was $15,200 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.5 years.

For the three and nine months ended September 30, 2011, stock-based compensation expense of $31,600 and $69,379, respectively, were included in general and administrative expenses.

NOTE 10 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,697,695	$1,662,890	$4,495,660	$4,539,249

Denominator:
Weighted average common shares outstanding	19,382,013	19,365,013	19,382,013	17,267,461
Basic earnings per share	$0.09	$0.09	$0.23	$0.26

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,697,695	$1,662,890	$4,495,660	$4,539,249

Denominator:
Weighted average common shares outstanding	19,382,013	19,365,013	19,382,013	17,267,461
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,149,667	4,166,667	4,149,667	4,166,667
Stock warrants and options	50,265	80,006	56,930	237,015
Shares used in computing diluted earnings per share	23,581,945	23,611,686	23,588,610	21,671,143
Diluted earnings per share	$0.07	$0.07	$0.19	$0.21

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

The Company has appropriated $1,232,532 and $1,232,532 as reserve for the statutory surplus reserve requirement as of September 30, 2011 and December 31, 2010, respectively.

NOTE 12 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2011 and 2010 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

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

For the nine months ended September 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2011, the Company was owed $300,000 by a director.  This amount was temporarily held by the director for exchanging into RMB and the exchanged RMB has been transferred back to Zhongxi at the end of October, 2011. Due to its temporary nature, this amount was included in prepaid expenses and other receivables.

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

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010

Net income	$4,495,660	$4,539,249
Change in foreign currency translation adjustment	799,965	379,444
Comprehensive income	$5,295,625	$4,918,693

NOTE 15 - CONCENTRATION

For the nine months ended September 30, 2011, three suppliers accounted for 94.1% of the Company’s total purchases and three customers accounted for 32.5% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

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

Results of Operations

Revenues

	Three Months Ended September 30,				%
	2011		2010		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$7,505,974	73.0%	$6,247,649	72.2%	20.1%
Amorphous Alloy Transformer	2,782,427	27.0%	2,400,991	27.8%	15.9%
Total:	$10,288,401	100.0%	$8,648,640	100.0%	19.0%

	Nine Months Ended September 30,				%
	2011		2010		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$20,358,865	73.5%	$14,721,305	67.2%	38.3%
Amorphous Alloy Transformer	7,357,266	26.5%	7,174,816	32.8%	2.5%
Total:	$27,716,131	100.0%	$21,896,121	100.0%	26.6%

Total net revenues increased $1,639,761 or 19.0% and $5,820,010 or 26.6% during the quarter and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold, offset in part by lower average selling prices of our amorphous alloy cores.  In the third quarter of 2011, more high capacity amorphous alloy transformers sold also contributed to the increase in net revenue.

During the quarter and nine months ended September 30, 2011, the average selling prices per ton of amorphous alloy cores were 11.8% and 8.8% lower, respectively, compared with the same periods of 2010. The lower average prices of amorphous alloy cores were partly due to the decrease in the average purchase prices of our primary raw material and partly due to our marketing strategy to attract more orders.

During the quarter and nine months ended September 30, 2011, the average selling prices per unit of amorphous alloy transformers were 31.0% and 19.2% higher, respectively, compared with the same periods of 2010. The higher average prices of amorphous alloy transformer were primarily due to a change in the product mix sold in favor of more expensive high capacity transformers.

Cost of Goods Sold

	Three Months Ended September 30,				%
	2011		2010		change
	COGS	%	COGS	%
Amorphous Alloy Core	$5,687,321	73.0%	$4,428,614	70.8%	28.4%
Amorphous Alloy Transformer	2,099,190	27.0%	1,822,110	29.2%	15.2%
Total:	$7,786,511	100.0%	$6,250,724	100.0%	24.6%

	Nine Months Ended September 30,				%
	2011		2010		change
	COGS	%	COGS	%
Amorphous Alloy Core	$15,423,425	73.5%	$10,459,411	65.7%	47.5%
Amorphous Alloy Transformer	5,553,973	26.5%	5,449,015	34.3%	1.9%
Total:	$20,977,398	100.0%	$15,908,426	100.0%	31.9%

Cost of goods sold increased $1,535,787 or 24.6% and $5,068,972 or 31.9% during the quarter and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold, offset in part by lower average prices of primary raw material.  More high capacity amorphous alloy transformers sold in the third quarter of 2011 also contributed in part to the increase in cost of goods sold.  The average purchase prices of the primary raw material, amorphous alloy strip, decreased 9.5% and 3.8% in the third quarter and the first nine months of 2011, respectively, compared to the same periods of 2010 in part due to the increase in the purchase volumes of the lower priced domestic made material.

Gross Profit

	Three Months Ended September 30,				%
	2011		2010		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,818,653	24.2%	$1,819,035	29.1%	0.0%
Amorphous Alloy Transformer	683,237	24.6%	578,881	24.1%	18.0%
Total:	$2,501,890	24.3%	$2,397,916	27.7%	4.3%

	Nine Months Ended September 30,				%
	2011		2010		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$4,935,440	24.2%	$4,261,894	29.0%	15.8%
Amorphous Alloy Transformer	1,803,293	24.5%	1,725,801	24.1%	4.5%
Total:	$6,738,733	24.3%	$5,987,695	27.3%	12.5%

Gross profit increased $103,974 or 4.3% and $751,038 or 12.5% during the quarter and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. The increase of gross profit in the third quarter was primarily due to higher sales revenues from selling more high capacity amorphous alloy transformers.  The increase of gross profit in the first nine months of 2011 was primarily due to higher sales revenues associated with amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) decreased 3.4 percentage points to 24.3% in the third quarter of 2011 from 27.7% in the third quarter of 2010, and decreased 3.0 percentage points to 24.3% in the first nine months of 2011 from 27.3% in the same period of 2010. This was primarily due to the lower average selling prices of amorphous alloy cores in the third quarter and the first nine months of 2011 compared to the same periods of 2010.

Selling, General and Administration Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Selling, general and administrative expenses	$437,119	$459,319	-4.8%	$1,311,292	$914,860	43.3%
% of Revenue	4.2%	5.3%		4.7%	4.2%

Selling, general, and administrative (“SG&A”) expenses decreased by $22,200 or 4.8% and increased by $396,432 or 43.3% during the quarter and nine months ended September 30, 2011, respectively, compared to the same periods of 2010.  The higher SG&A expenses in dollars and as a percentage of revenue in the nine months ended September 30, 2011, were mainly due to an increase in shipping expenses of $65,086 resulting from higher revenues, an increase in professional and consulting fee of $168,297 resulting from higher audit and investor relations service fees, and an increase in administrative personnel expenses of $80,539 resulting from higher salary and higher director and officer insurance.

Gain on Investment

During the third quarter and the first nine months of 2010, we had a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership. We recorded this investment using the equity method because of our significant influence on the entity.  At December 30, 2010, we sold the shares of Yan An back to Xi'an Amorphous Alloy Science And Technology Co., Ltd. (Alloy Science) from whom we purchased the shares of Yan An in 2005, for its carrying balance of $329,466.  We sold our investment in Yan An's shares to avoid any potential conflicts of interest in bidding for new work, as both companies  produce and sell alloy transformers.  Therefore, in the third quarter and the first nine months of 2011, we no longer recognize any gain on investment.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income taxes	$370,788	$326,126	$964,139	$846,466
Effective tax rate	17.9%	16.4%	17.7%	15.7%

The increase in the income taxes for the quarter and nine months ended September 30, 2011 compared to the same periods of 2010 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rate for the quarter and nine months ended September 30, 2011 was higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended September 30, 2011, net income was $1,697,695 compared to $1,662,890 for the corresponding period of 2010, an increase of $34,805 or 2.1%. The slight increase in net income was mainly due to higher gross profit and slightly lower SG&A expenses, offset by higher income taxes.

For the nine months ended September 30, 2011, net income was $4,495,660 compared to $4,539,249 for the corresponding period of 2010, a decrease of $43,589 or 1.0%.  The slight decrease in net income was mainly due to higher SG&A expenses, lower other income and higher income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	September 30, 2011	December 31, 2010
Cash	$19,447,576	$17,932,447
Working capital	$21,489,163	$18,544,621
Stockholders' equity	$33,230,356	$27,865,352

The following table shows the movements of our cash for the periods presented.

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$3,369,559	$4,416,145
Net cash (used in) investing activities	(2,298,688)	(2,329,485)
Net cash provided by financing activities	-	4,456,883
Effect of exchange rate changes on cash	444,258	155,942
Net increase in cash	$1,515,129	$6,699,485

Operating activities:

For the nine months ended September 30, 2011, net cash provided by operating activities was $3,369,559. This was primarily due to net income of $4,495,660, adjusted by non-cash related expenses including depreciation and amortization of $531,719 and stock-based compensation of $69,379, then decreased by cash used in working capital activities of $1,727,199. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $759,905 resulting from higher revenues, a decrease in accounts payable of $623,706 and an increase in prepaid expenses and other receivables of $359,977.  The cash used in working capital activities was partly offset by an increase in income tax payable of $112,142.

For the nine months ended September 30, 2010, net cash provided by operating activities was $4,416,145. This was primarily due to net income of $4,539,249, adjusted by non-cash related expenses including depreciation and amortization of $209,880, stock-based compensation of $52,589 and provision for impairment of other receivables of $23,956, and adjusted by a non-cash related gain on investment of $91,184, then decreased by cash used in working capital activities of $318,345. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $343,395 resulting from higher revenues, and an increase in prepaid expenses and other receivables of $224,801, partly offset by an increase in other payables and advance from customers of $119,389.

Investing activities:

Net cash used in investing activities was $2,298,688 for the nine months ended September 30, 2011. It was primarily due to the acquisition of plant and equipment of $2,052,747 and the $576,395 spent on construction in progress, offset by the $330,454 proceeds from disposal of long-term investment in Yan An.

Net cash used in investing activities was $2,329,485 for the nine months ended September 30, 2010. It was primarily due to $1,176,290 deposit for the equipments of new plant, capital expenditures of $973,398 for construction in progress of the new plant, and capital expenditures of $238,332 in equipment and automobile, offset by the dividend of $58,535 received from the 20% equity investment in Yan An.

Financing activities:

Net cash provided by financing activities was $4,456,883 for the nine months ended September 30, 2010 from the exercise of our Series A convertible preferred stock warrants to purchase common stock.

Contractual Obligations

As of September 30, 2011, we prepaid $208,187 for the land use right of the new plant and are obligated to pay the remaining balance of $109,572 upon receiving the land use right certificate.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 11, 2011

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