Form 10-K
period 2011-12-31
China Power Equipment, Inc.
filed 2012-03-28
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Issuer’s telephone number, including area code +86-29-6261-9758/8831-0560

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).*    ☑ Yes  ☐ No  *The Company has not yet been phased in to the Interactive Data requirements.

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

Large accelerated filer ☐ Accelerated Filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (12,791,972 shares) based on the price of $0.76 at which the registrant’s common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, was $9,721,899. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2012, there were outstanding 19,412,013 shares of the registrant’s common stock, par value $0.001 per share.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “RMB” or “yuan” are to the Chinese renminbi (also known as the yuan). According to the currency exchange rate published by People’s Bank of China, as of December 31, 2011, US $1.00 = RMB 6.3009.

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

Pursuant to the Agreement, An Sen has the right to manage and control Zhongxi, receive the financial benefits and is exposed to the financial risks of Zhongxi, including, without limitation, the assumption of any risk of loss from Zhongxi’s operations, the obligation to pay the outstanding liabilities of Zhongxi, including debt, if Zhongxi does not have sufficient cash on hand to do so, and any deficiencies if net assets are less than registered capital as a result of any losses. While neither China Power nor An Sen will co-sign Zhongxi contracts, An Sen will continue to be exposed to the financial risks of Zhongxi for its future obligations with third parties through the operation of Management Entrustment Agreement. Mr. Song, the legal representative for Zhongxi and Yarong Feng, the legal representative for An Sen, hold positions as directors and executive officers of each of An Sen and Zhongxi; therefore the Management Entrustment Agreement was not entered into at arm’s length because the parties to the agreement were related prior to the transaction and under common control immediately thereafter. Under the Management Entrustment Agreement and pursuant to consent of the shareholders of Zhongxi, Zhongxi and its shareholders entrusted to An Sen its management rights, the rights and powers of its shareholders and board of directors, and the right to receive all of Zhongxi’s profits in exchange for An Sen’s assumption of the obligation to fund all operating losses and liabilities of Zhongxi. In addition, An Sen has the right to vote as if it holds 100% of the common stock of Zhongxi on all matters that are brought before Zhongxi’s shareholders. As a result of entering into the Management Entrustment Agreement, An Sen has functional control over Zhongxi and for purposes of US GAAP we can consolidate the financial results of Zhongxi. Our PRC counsel has advised us that in their opinion the Management Entrustment Agreement is legal and enforceable under PRC law. In the event of a breach of the Management Entrustment Agreement, the breaching party is liable for monetary damages and there is no right of termination for breach.

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

Business Overview

China Power Equipment, Inc. (“China Power”, the “Company”, or “we”) is a holding company. Through its wholly owned subsidiary, An Sen and its affiliated operating company, Zhongxi, it designs, manufactures, and distributes amorphous alloy transformer cores and amorphous alloy distribution transformers in the People’s Republic of China.

The use of amorphous alloy cores creates a new generation of energy saving electrical power transformers that are used to step down voltage in the final phase of electricity distribution – near consumers and companies.

In China, electricity is generated at 6,000 to 10,000 volts and then stepped up to high voltages for long-distance distribution. When the electricity reaches the user’s district, the voltage is stepped down, the electricity is sent onward to the transformer near the users, and then is stepped down again to either 220 volts or 380 volts to make the electricity safer and ready to use.

China Power creates a range of amorphous metal transformer cores for the transformers that perform this final voltage reduction.

A typical amorphous alloy transformer substantially reduces no-load electricity losses by up to 70% compared with traditional silicon steel transformer in operation, which gives more net electricity to the consumers. For example, for a 500KVA transformer, on a no-load basis, typical silicon steel transformer consumes 960W while comparable amorphous alloy transformers consume only 240W.

Since the amorphous alloy transformer consumes less electricity, it reduces the need to generate electricity. In turn, less coal is burned to provide the same net electricity to the consumers. The result is lower air pollution and more affordable electricity with greater availability.

Therefore, as energy-efficient power equipment, amorphous alloy transformers have received the same strong support from Chinese government as the new type clean energy has, which leads to significant potential demand in the market.

Products

China Power (through Zhongxi) designs, manufactures, and distributes amorphous alloy cores in the PRC that are the main component in a new generation of energy saving electrical power transformers. Zhongxi also sells amorphous alloy transformers and expanded its new transformer production lines in 2011.

China Power currently manufactures 59 different products, primarily amorphous alloy cores and amorphous alloy core transformers.

The amorphous alloy core, on the right, has 3,030 layers of amorphous alloy strip, weighs about 68 kilograms (149.94 pounds), and is used in an electric transformer to step down 10,000 volts to 220 volts. The assembly of the core is done by a combination of computer-controlled cutting and precision alignment of each delicate thin alloy strip, careful shaping by hand to the final form, computer-controlled heat treatment matched to the core’s specific application, then final assurance testing, finishing, and protective packaging. The typical price for this core is about RMB 2,448 (about $388).

China Power currently produces the amorphous alloy core series SH15, SBH15, and DH15, as well as the transformer series that use those cores, as shown below. Since the new production lines of amorphous alloy transformers just commenced commercial production in the third quarter of 2011, part of the transformer production are still subcontracted to other companies but will be brought in-house when China Power’s transformer production lines ramp up.

Amorphous Alloy Cores and Transformer Products

Zhongxi uses a patented, innovative production technology for making amorphous alloy transformer cores and transformers. The underlying technology relies on the electrical and magnetic properties of amorphous alloy materials. Amorphous alloys exhibit conductivity properties that are far superior to silicon steel that is used in traditional power transformers. As a result, Zhongxi believes that an amorphous alloy transformer can result in energy savings for its customers. In addition, we use technologies that are more environmental friendly and energy-saving than technologies that are used to make traditional steel cores and transformers.

The amorphous alloy strip, the key raw material used in our manufacturing process, is made by our supplier using flat plate liquid state chilling technology to make the molten alloy steel. The molten alloy steel is then put through a super-freezing process where the cooling speeds are up to one million degrees per second. The micro-mechanism of the resulting metal possesses long range unordered glass state features, completely different from traditional metal alloy material. The resulting amorphous metal is characterized by high intensity, high saturation induction density, high magnetic permeability, rigidity, anticorrosion, wearability, resistivity, low coercivity, low loss, good frequency characteristics and temperature characteristics and good tenacity together with improved electromechanical coupling coefficients, thermal conductivity, and surfactivity. These qualities significantly improve the operational efficiencies of electrical power transformers. We believe this new material will replace silicon steel and permalloy, and will be extensively used in transformer, mutual-inductor, reactance unit, and similar products to further electronic product miniaturization, high frequency, high efficiency, environment protection and energy-saving, which is superior when compared with traditional core materials.

A series of Chinese government regulations have encouraged the use of amorphous alloy core transformers since 1998 because of their energy saving properties. These regulations specified new energy codes for the manufacture and sale of transformers, setting stricter regulations regarding a transformer’s maximum energy consumption limit. In 1998 the Chinese government confirmed the policy of proposing domestic amorphous alloy materials and transformers. In 2000 the Chinese government listed the amorphous alloy transformer as an important environmental protection product. In 2005 the Chinese government listed the energy saving transformer industry as an industry encouraged by the nation.

In the Eleventh Five-Year Plan (2006-2010) announced in 2006, the Chinese government set up the goal for all the local governments to reduce energy consumption by 20%. In 2007, the amorphous alloy industry was considered by the government as one of the industries with significant growing potential. In 2008, the Chinese government launched an “Economic Stimulation Program” that is expected to accelerate the construction of both infrastructure and the electric power grid in rural areas. In 2009, the State Grid Corporation of China entered into a letter of intent for a clean development mechanism program with the World Bank to install high-efficiency amorphous alloy transformers that will gradually replace 166,000 of the most inefficient transformers in China. In November 2010, China’s Development and Reform Commission( NDRC ) and relevant government officials announced “the Guidance for Power Supply Management” in order to accelerate the adoption of products and technologies that would dramatically improve the energy efficiency of electricity grid , reduce emissions, and increase the availability of electricity. The guidance is effective on January 1, 2011. In the guidance, the government not only sets up specific energy-saving targets for grid companies, but also encourages grid companies to install energy-saving transformers. The government also provides a series of incentives, including surcharges on users to encourage grid companies to adopt new technologies to reduce energy consumption.

Improving the energy efficiency of electric distribution systems is a key objective in China’s Twelfth Five-Year Plan (2011-2015), which set up the goals to reduce unit of GDP energy consumption to 16% and carbon dioxide emission per unit of GDP to 17%, together with a smart, efficient, and reliable electricity grid bolstered by improvements to the rural electric grids.

Exit Strategy For Silicon Steel Cores and Transformers Business

Zhongxi no longer manufactures, markets, sells, or distributes silicon steel cores or silicon steel transformers since it exited those product lines in 2009.

Zhongxi started the business of steel cores and transformers in 2004 and leased a piece of land and some equipment from Zhongxi Zhengliu Dianlu Transformer Factory Ltd. (“ZD”) to produce transformers with a lease fee of RMB 100,000 per year (“the 2005 Lease”). The 2005 Lease was effective on January 1, 2005 and runs to year 2028. The agreement can be terminated by mutual agreement or the breaching party will owe the non-breaching party 10% of the lease fee in liquidated damages.

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

The 2006 Sub-Lease was renewed in 2009 on a month to month basis with a monthly rent payment of RMB 8333.33. Under the terms of the 2006 Sub-Lease, ZD will give priority to the steel core transformers ordered by Zhongxi. ZD is responsible for all of the costs and expenses related to the operation of the manufacturing facility. Upon termination of the 2006 Sub-Lease, ZD has a right of first refusal to re-lease the facilities from Zhongxi and manufacture steel core transformers for Zhongxi upon the same terms and conditions as in the 2006 Sub-Lease in the event that Zhongxi decides to continue to outsource these operations. In the event that ZD does not exercise its right of first refusal, the 2006 Sub-Lease terminates and the provisions of the 2005 Lease continue to apply.

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

China Power has completed its transition to manufacturing amorphous alloy cores and transformers. The Company expects to control the raw material cost by large-scale production and procurement as well as more application of lower priced domestically-produced raw material through the effort of R&D, and reduce the cost of amorphous alloy transformers by improving process and technology, and thus improve the gross margin.

The Company plans to strengthen its sales and marketing efforts, build relationships with appropriate state and national government agencies, and establish relationships with major transformer manufacturers and industrial customers.

China Power intends to continue to invest in R&D to improve transformer efficiency and diversify lines of products to meet customer and market demand.

In 2010, China Power was granted three patents regarding its products and specialized equipment, and has received patent certificates. China Power also applied for a new patent in 2011 and received patent certificate in February 2012. These new product designs are expected to effectively enrich our product portfolio, and should provide more options for our customers.

Meanwhile, our R&D department has achieved the milestone on application of domestic amorphous materials. Beginning from the third quarter of 2011, China Power used domestically-produced strips to process several models of cores for customers, which offers more options for the customers, thus, enhancing the Company’s competitiveness.

Amorphous alloy transformers are also attracting attention in other countries. Currently, installation of amorphous alloy transformers is growing rapidly in Asia. In 2007, the Company exported its products to South Korea as a policy of the South Korean government mandates that at least 3 percent of all newly-installed power transformers should be amorphous core transformers. The Company plans in the future to actively pursue markets outside of China.

Customers Of Zhongxi

China Power’s direct and indirect customers include China’s primary electricity generator and supplier, the State Grid Corporation of China, provincial electric suppliers, large suppliers of electrical equipment to the electrical power industry, and other electric power transformer manufacturers.

The State Grid Corporation of China (“State Grid”) builds and operates the electric power grids and provides a secure and reliable power supply for the development of the Chinese society. Its service area covers 26 provinces, autonomous regions, and municipalities directly under the jurisdiction of the Chinese Central Government, which accounts for 88 percent of China’s national territory. The State Grid is an entity owned and managed by the Chinese government and is the major buyer of electric power transformers in China.

Marketing And Production Strategy Of Zhongxi

Through Zhongxi, China Power’s strategy for marketing and production consists of the following:

·        Increase its market share in amorphous alloy transformer cores by effective marketing and direct selling to the transformer makers, and by cooperating with their customers (the Chinese governments and their government agencies).

·        Market to transformer makers by assisting them with the specification, design, engineering, prototyping, and final product performance validation for amorphous alloy transformers that needs specific applications. The customers accept China Power’s technical assistance in exchange for the customers’ commitments to purchase all their cores from China Power.

·        Diversify the supply of amorphous alloy strip which provides more options to the customers.

·        China Power will prudently expand capacity so that it can deliver all new orders promptly, consistent with the customers’ just-in-time specifications. Customers will then have high assurance that their high-quality cores and transformers will arrive on time.

·        Expand its capacity in its production plants in phases to optimize the company’s return on assets.

·        Increase its market share in high-performance electrical transformers that use the company’s amorphous alloy transformer cores by introducing its new line of amorphous alloy transformers and by expanding sales in Northwestern China first and later nationwide.

·        Make transformer customers the first priority on its core production. China Power will fill all its customers’ orders for cores at the time specified – before it supplies cores to its own transformer production line.

·        Actively design and produce transformers for different applications, including new energy applications. The company is also targeting manufacturers who are seeking to change from traditional transformers to energy-saving products, and making them potential customers for our amorphous alloy cores.

Raw Materials And Principal Suppliers Of Zhongxi

Zhongxi’s amorphous alloy cores have three main raw materials: amorphous alloy strip, silicon steel sheet, and epoxy resin. Except for amorphous alloy strip which is mostly purchased from overseas and only a small portion of it are purchased in China, other materials are currently readily available domestically in China.

The current main supplier of amorphous alloy strip for manufacturing amorphous alloy cores is Hitachi Metals Co., Ltd.(“Hitachi”), which is the biggest manufacturer of amorphous alloy strip in the world. As the biggest manufacturer of amorphous alloy cores in northwestern China, the Company has maintained a longstanding relationship with Hitachi. Notwithstanding the fact that the supply of Hitachi’s amorphous alloy strip is outpaced by the global demand for its product, we believe our relationship with Hitachi will generally permit us to purchase sufficient amounts of material to keep up with the demand for our products. Meanwhile, in 2011, we have begun to scale purchase amorphous alloy strip from Advanced Technology & Materials Co. Ltd. ("AT&M"), which is the largest domestic supplier in China. We expect that the alternative supplier of strip reduces any potential risks relating to the materials, and will enrich our product portfolios. We signed a strategic alliance cooperative agreement with AT&M whereby we have been given priority to purchase its amorphous alloy strip products.

In September 2009, AT&M completed their test production of amorphous alloy strip, using their facility that has an annual capacity of 10,000 metric tons. In 2010, AT&M expanded the annual capacity to 40,000 metric tons. With years’ of R&D efforts on testing the application of AT&M’s strip to manufacture cores and transformers, since the third quarter of 2011, we have started to use these domestically-produced strips to commercially manufacture several models of cores. Zhongxi believes that this second source for amorphous alloy strip, when mass production begins, is likely to help alleviate the raw material constraint that has been a concern in the global transformer industry.

Competition

Many manufacturers are capable of producing traditional transformers, but with the government’s increasing attention on energy-saving transformers, there are about 30 to 40 enterprises which have the manufacturing technology of amorphous alloy transformers in China, among which only a few of them are professional and sizable. After we finish the construction of new transformer cores and transformer factory, Zhongxi is among the top levels and is one of the major professional manufacturers of amorphous alloy cores in China. The largest two are Shanghai Zhixin Electric Co., Ltd. and Beijing ZJLG Amorphous Technology Co., Ltd.

Comparative data for Zhongxi and its two main competitors in the amorphous alloy core business is shown in the table below.

	China Power	Shanghai Zhixin Electric Co. Ltd.	Beijing ZJLG Amorphous Technology Co., Ltd. (1)
Year established	2004	1998	2005
Sales in 2011 in RMB	238,862,020	1,279,460,763	130,256,041
Sales in 2011 in US $ (2)	37,001,893	198,200,075	20,177,842
Geographic market coverage	National	National	National
Annual production capacity, in metric tons (3)	6,500	20,000	6,000

(1)           2011 sales for Beijing ZJLG Amorphous Technology Co., Ltd are projected sales for year ended December 31, 2011 as its fiscal year end is June 30.

(2)           US$ amounts were translated using year 2011 average exchange rate of $1 = RMB 6.4554

(3)           The annual production capacity is estimated by us per the industry knowledge.

While Zhongxi’s competitors are larger, we believe Zhongxi has a number of advantages over its competitors which will help expand our market in a short time.

(1) Geographic: The Company is located in Xi’an, a major city in northwestern China, and is the only professional manufacturer of amorphous alloy cores in northwestern China. As Xi’an lies in the center of the country, this unique geographic advantage best suits the energy-saving effect of amorphous alloy transformers since the transportation of the products is more convenient.

(2) Technology: The Company has seven patents, including design of the cores and transformers, equipment for core production and transformer production. The extensive coverage of our patents shows that our company has a comprehensive knowledge in the amorphous alloy transformer industry. In addition, the Company’s superior manufacturing and process technology largely ensure high quality and reliable amorphous alloy cores and transformers. These technologies have enabled the Company to lower production cost and provide comprehensive service and optimal design to our customers.

(3) Capacity: After the completion of capacity expansion for amorphous alloy cores in 2010 and for amorphous alloy transformers in 2011, the Company has become one of the top manufacturers in the amorphous industry.

(4) Extensive experiences: As a pioneer of the research and development of amorphous alloy transformers in China, the Company has maintained a good relationship with relevant state ministries and AT&M in Beijing. The Company has started the testing application of domestic amorphous alloy strip with AT&M since 2009, and begun to commercially produce cores and transformers using domestic amorphous alloy strip from AT&M since the third quarter of 2011. The technologies we have accumulated and the good relationship within the industry will effectively improve our competitiveness.

Research and Development

Research and development has been and continues to be a chief component of Zhongxi’s strategy, and it has strong independent research and development abilities. Zhongxi has seven Chinese national patents: 3-phase oil-immersed amorphous alloy transformer (patent number ZL01212922.4), dry type transformer (patent number ZL98234558.5), Consecutive Anneal Stove For Amorphous Metal Distribution Transformer Core (patent number ZL200620078995.4), a new amorphous alloy transformer (patent number ZL 2010 2 0195940), vacuum oiling device for amorphous alloy transformers (patent number ZL 2010 2 0195939.5), three-phase three-column amorphous alloy transformer core (patent number ZL 2010 2 0510531.2), and high-voltage coiling of 35KV amorphous oil-immersed transformers (patent number ZL201120150449.8).

Zhongxi’s leading researcher, Mr. Xu Zewei, is one of the forerunners in the research of amorphous alloy core transformers in China. He has extensive research experience in electromagnetism and has initiated and participated in more than 20 research projects and made ground-breaking discoveries. Zhongxi’s research team consists of PhDs and graduate students who collectively have decades of experience in transformer design and development. The Company is also dedicated to bringing new talent to the group; the newcomers have successfully served in helping to keep the research team at the leading edge of power transformer research and development.

In 2007, Zhongxi was recognized by the Xi’an municipal government as the only R&D and production technology center for amorphous alloy cores.

As of December 31, 2011, we had 6 full-time employees engaging in the company-sponsored research and development.

Intellectual Property

Trademarks

Zhongxi has registered a trademark for its logo. The trademark was effective on July 21, 2011 and will expire on July 20, 2021.

Patents

Zhongxi has seven Chinese national patents: (i) 3-phase oil-immersed amorphous alloy core transformer, patent number ZL01212922.4, which expired on January 10, 2011, (ii) dry type transformer, patent number ZL98234558.5, which will expire on June 30, 2012, (iii) Consecutive Anneal Stove For Amorphous Metal Distribution Transformer Core, patent number ZL200620078995.4, which will expire on May 18, 2016, (iv) a new amorphous metal transformer, patent number ZL 2010 2 0195940, which will expire on May 19, 2020, (v) vacuum oiling device for amorphous alloy transformers, patent number ZL 2010 2 0195939.5, which will expire on May 19, 2020, (vi) three-phase three-column amorphous alloy transformer core, patent number ZL 2010 2 0510531.2, which will expire on August 31, 2020, and (vii) high-voltage coiling of 35KV amorphous oil-immersed transformers, patent number ZL 201120150449.8, which will expire on May 12, 2021.

Domain Names

China Power owns and operates a website under the internet domain name of http://www.chinapower-equipment.com.

Government Regulation

Zhongxi is not subject to any requirements for governmental permits or approvals or any self regulatory professional associations for the manufacture and sale of amorphous alloy cores, but may be subject to requirement of self regulatory professional associations for manufacturing and selling amorphous alloy transformers. Zhongxi is not subject to any significant government regulation of the business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

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

Employees

The table below presents the number of our employees on December 31, 2011 and 2010.

Category	2011	2010

Administration	20	17
Manufacturing	37	31
Research & development	6	6
Sales & support	6	8
Total	69	62

Executive Office

Our principal executive offices are located at: Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065. Our telephone number at that address is 86-2962619758.

ITEM 1A.                     RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, before making a decision to purchase our common stock. You should only purchase our common stock if you can afford to lose your entire investment.

An Investment In Our Common Stock Involves A High Degree Of Risk. You Should Carefully Consider The Risks Described Below And The Other Information Contained In This Report Before Deciding To Invest In Our Common Stock.

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

We do not have any equity ownership interest in Zhongxi. We control Zhongxi through a Management Entrustment Agreement between Zhongxi and our wholly owned subsidiary An Sen. Both An Sen and Zhongxi are controlled by affiliates of Zhongxi and Alloy Science, including Mr. Song, our CEO and Chairman who holds approximately 43.8% of the shares of common stock of Zhongxi and 15.2% of our common stock, and Ms. Yarong Feng and Mr. Gouan Zhang ,affiliates of Zhongxi and An Sen who manage approximately 19.6% of our common stock as trustees for the shareholders of Alloy Science. Mr. Song is also the President and CEO of An Sen, acting CEO and President of Alloy Science, and one of the trustees for 93.8% of the Alloy Science shares held by shareholders of Alloy Science. Ms. Feng is a Director of China Power, Director of An Sen, Chief Financial Officer and Director of Zhongxi, Secretary to the Board of Directors of Alloy Science, and a Trustee for the shareholders of Alloy Science. Mr. Zhang is a Vice General Manager of China Power, Vice General Manager of An Sen, Vice General Manager and director of Zhongxi, and Trustee under Voting Trust and Escrow Agreement for Alloy Science.

RISKS RELATED TO OUR BUSINESS

Our Limited Operating History May Not Serve As An Adequate Basis To Judge Our Future Prospects And Results Of Operations.

Zhongxi commenced its business operations in2004. Its limited operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Zhongxi will maintain our profitability or that it will not incur net losses in the future. We expect that the operating expenses of Zhongxi will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. Zhongxi will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to: (a) raise adequate capital for expansion and operations; (b) implement the business model and strategy and adapt and modify them as needed; (c) increase awareness of the brands of Zhongxi, protect its reputation and develop customer loyalty; (d) manage the expanding operations and service offerings of Zhongxi, including the integration of any future acquisitions; (e) maintain adequate control of the expenses of Zhongxi; (f) anticipate and adapt to changing conditions in the transformer and electric power market in which Zhongxi operates as well as the effect of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics.

If Zhongxi is not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The Failure Of Zhongxi To Compete Effectively May Adversely Affect Its Ability To Generate Revenue.

Zhongxi competes primarily on the basis of its ability to find purchasers for our transformer cores and transformers. There can be no assurance that it will continue to find such purchasers in new areas as we attempt to expand or that its competitors will not negotiate more favorable arrangements.

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

Zhongxi May Not Be Able To Effectively Control And Manage Its Growth.

If the business of Zhongxi and its markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. Any expansion would increase demands on the existing management, workforce, and facilities of Zhongxi. Failure to satisfy such increased demands could interrupt or adversely affect the operations of Zhongxi, cause delays in production and delivery of amorphous alloy cores and transformers and create administrative inefficiencies.

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

The Terms Of Any Future Financing May Adversely Affect Your Interest As Stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon liquidation of the Company. In addition, indebtedness may be under terms that make the operation of the business of Zhongxi more difficult because the lender’s consent could be required before we take certain actions. Similarly, the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

The Protection Of Intellectual Property Rights In The PRC Is Not As Effective As In The United States Or Other Countries.

Our success depends, in part, on our ability to protect the proprietary technologies of Zhongxi. As of the date of this annual report, Zhongxi has seven patents (one expired on January 10, 2011), five patents for the production technology of amorphous alloy transformers and two patents for equipment for the production of amorphous alloy cores and transformers.

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

Although we believe that the technology Zhongxi uses, including its patented technology and technology for which Zhongxi has applied for patents, is significantly distinguished from other patented technology, and any infringement claim relating to the technology of Zhongxi would be unlikely to succeed, we cannot assure you that our assessment is or will remain correct. In addition, as litigation becomes more common in the PRC in commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to patents for amorphous alloy core and transformer technology and related devices and machines involve complex technical, legal, and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceeding to which we and/or Zhongxi may become a party could subject us and or Zhongxi to significant liability to third parties, including damage awards, and could require Zhongxi to seek licenses from third parties, pay ongoing royalties, or to redesign products or subject Zhongxi to injunctions preventing the manufacture and sale of its products. Protracted litigation could also result in the customers or potential customers of Zhongxi deferring or limiting their purchase or use of its products until resolution of such litigation.

Zhongxi Depends On A Concentration Of Raw Materials Suppliers. Any Significant Fluctuation In The Price Of Raw Materials May Have A Material Adverse Effect On The Manufacturing Cost Of The Products Of Zhongxi.

Zhongxi relies on raw materials, especially amorphous alloy strip, to produce its products. And for amorphous alloy transformers, the main raw materials include copper, silicon steel, transformer oil, etc., in addition to in-house produced cores. Zhongxi enters into supply contracts for these raw materials. Therefore, the availability of raw materials is subject to risks of contract fulfillment from the counterparties of Zhongxi. The support of government to the amorphous alloy transformer industry may increase the demand for amorphous alloy strip, silicon steel sheet and epoxy resin, which may bring an increase in price. For the major material, amorphous alloy strip, the only main supplier is Hitachi Metals Co., Ltd, Currently, Hitachi’s amorphous alloy strip global supply falls short of demand. In the event that Hitachi is unable to provide us with the amorphous alloy strip we require, Zhongxi may be unable to find alternate sources, or find alternate sources at reasonable prices. In such an event, the business and financial results of Zhongxi would be materially and adversely affected.

AT&M, a Chinese domestic amorphous alloy strip manufacturer, has been ramping up the supply of strip in recent years, which can be used for several models of amorphous alloy cores. The supply of amorphous alloy strip from AT&M may help relieve the potential shortage of amorphous alloy strip in the future. However, with the increasing demand in both China’s and the world’s market, a shortage for the raw material may still exist in the future. In such an event, if our company cannot find any alternatives, the business and financial results of Zhongxi would be materially and adversely affected.

While Zhongxi Has Some Long Term Supply Contracts With Its Suppliers Of Raw Materials, Any Significant Fluctuation In The Price Of Raw Materials May Have A Material Adverse Effect On Its Manufacturing Costs.

Silicon steel sheet and epoxy resin are two other raw materials that Zhongxi uses in cores manufacturing in addition to amorphous alloy strip, copper material and transformer oil are used to manufacture transformers. The prices of the sheet steel, epoxy resin, copper material and transformer oil are subject to market conditions. Our operating company has certain long-term contracts or arrangements with its suppliers; however, the contracts may not be sufficient to cover its needs. While some of these raw materials are generally available, other raw materials for the amorphous alloy cores and transformers produced by Zhongxi have limited suppliers, and we cannot assure you that prices will not rise because of changes in market conditions. An increase in component or raw material costs relative to the product prices of Zhongxi could have a material adverse effect on its gross margins and earnings.

Potential Environmental Liability Could Have A Material Adverse Effect On Operations And The Financial Condition Of Zhongxi.

To the knowledge of our management team, neither the manufacture of transformer cores and transformers nor the sale and distribution of transformer cores and transformers requires Zhongxi to comply with PRC environmental laws other than laws of general applicability. Zhongxi has never been the subject of allegations of any environmental regulation; however, there can be no assurance that the PRC government will not amend its current environmental protection laws and regulations. The business and operating results of Zhongxi could be materially and adversely affected if Zhongxi were to increase expenditures to comply with environmental regulations affecting its operations.

We May Engage In Future Acquisitions That Could Dilute The Ownership Interests Of Our Stockholders, Cause Us To Incur Debt, And Assume Contingent Liabilities.

We may review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, or enhance our technical capabilities, or otherwise offer growth opportunities. From time to time we review investment opportunities in new businesses, and we expect to make investments in and or to acquire businesses, products, or technologies in the future. In the event of any future acquisitions, we could issue equity securities which would dilute current stockholders’ percentage ownership; incur substantial debt; assume contingent liabilities; or expend significant cash.

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

We Are Responsible For The Indemnification Of Our Officers And Directors.

Our Articles of Incorporation provide for the indemnification and/or exculpation of our directors, officers, employees, and agents to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Maryland. This indemnification policy could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions.

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

Neither we nor Zhongxi maintains fire, theft, product liability, or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for personal injury or damage or destruction to their property that may be caused by our personnel or products. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects. However, product liability lawsuits in the PRC are rare, and Zhongxi has never experienced significant failure of its products.  In addition, catastrophic events, including natural disasters such as hurricanes and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. Hitachi Metals, headquartered in Tokyo, Japan, is our largest supplier of amorphous alloy strip, the primary raw material for making our amorphous alloy electricity transformer cores and is the largest manufacturer of amorphous alloy in the world. Its alloy manufacturing operations are located in southern Japan. Although to date Hitachi Metals appears not to have been affected by the earthquake, aftershocks, or the tsunami that hit northeastern Japan or the nuclear radiation leaks that have followed,  the consequences of closing more nuclear power stations in Japan might eventually reduce Hitachi Metals' ability to produce or ship alloy to us. If these conditions persist, they may have an adverse effect on our result of operations.

Neither We Nor Zhongxi Maintains A Reserve Fund For Warranty Or Defective Equipment Claims. Zhongxi’s Costs Could Substantially Increase If We Experience A Significant Number Of Warranty Claims.

Currently, Zhongxi provides a one-year warranty to its customers who have purchased its transformers. The warranties require us to replace defective equipment. As of March 28, 2012, Zhongxi has received no warranty claims for its products. Consequently, the costs associated with its warranty claims have historically been minimal, and we have therefore not established any reserve funds for potential warranty claims. If Zhongxi begins to receive warranty claims, our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

A Drop In The Retail Price Of The Traditional Transformer Cores or Transformers In The PRC May Have A Negative Effect On The Business Of Zhongxi.

If the retail price of traditional steel transformer cores or transformers is reduced, the purchaser may choose not to purchase the more expensive amorphous alloy transformer cores or transformers. Such decrease of demand may lead to a decrease in profits of Zhongxi and us. Although management of Zhongxi believes that current retail prices of amorphous alloy transformer cores and transformers support a reasonable return on investment for its products, there can be no assurance that future retail pricing will remain at such levels.

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

The market for amorphous alloy products is emerging and rapidly evolving, and its future success is uncertain. If amorphous alloy technology proves to be unsuitable for widespread commercial deployment or if demand for amorphous alloy products fails to develop sufficiently, Zhongxi would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for amorphous alloy products in the markets and geographic regions Zhongxi targets may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of amorphous alloy technologies and demand for amorphous alloy products, including (i) cost-effectiveness of amorphous alloy technologies as compared with conventional steel transformer technologies; (ii) performance reliability and maintenance of amorphous alloy products as compared with conventional steel transformer technologies; and (iii) capital expenditures by customers that tend to decrease if the PRC or global economy slows down.

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

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for the products of Zhongxi rise at a rate that is insufficient to compensate for the rise in the costs of its supplies, it may harm the profitability of Zhongxi. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. The NBS reported that the general level of consumer prices in China in 2011 increased by 5.4% over 2010.  To control inflation, the Chinese government may raise interest rates, impose controls on credit and/or prices, or take other actions which could slow economy activity in China and materially increase our costs and also reduce demand for our products.

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

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice, “Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China”, or the SAFE notice (“SAFE #75”), which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment, or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer, or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

The PRC’s Legal And Judicial System May Not Adequately Protect The Business And Operations Of Zhongxi And The Rights Of Foreign Investors.

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

Under China’s new enterprise income tax (“EIT”), we may be subject to increased taxes that could adversely affect our business, operating results, and financial condition.

Presently, the corporate income tax rate for companies operating in China is 25%. Prior to January 1, 2008, China imposed an income tax of 33% on domestic companies and 15% on foreign companies operating in China. China offered the preferential tax treatment to foreign companies to attract foreign investment into China. Effective January 1, 2008, a uniform corporate tax rate of 25% is applicable to both domestic and foreign funded companies. Under this new EIT law, the Chinese government may offer preferential tax treatment and tax incentives to qualified high-tech companies to attract investment in China. Presently, Zhongxi receives some form of preferential treatment. However, such policies may not continue, as a result, our subsidiaries will be subject to increased tax rates which could adversely affect our profitability.

 In addition, under the new EIT law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. Currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore it is unclear how tax authorities will determine tax residency based on the facts of each case. If the tax authorities determine that we, as an US holding company, are a “resident enterprise” for EIT purposes, a number of unfavorable tax consequences could follow, including we may be subject to EIT at a rate of 25% on our worldwide taxable income, as well as EIT reporting obligations, . It is also possible that the rules regarding “resident enterprise” classification may change in the future and possibly be retroactively applied.

RISKS RELATED TO OUR COMMON STOCK.

Our Officers And Directors Control Us Through Their Positions and Stock Ownership And Their Interests May Differ From Other Stockholders.

As of March 28, 2012, there were 19,412,013 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 18.1% of our common stock. Mr. Song, our Chairman and Chief Executive Officer, beneficially owns approximately 15.2% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Song’s interests may differ from those of other stockholders. Furthermore, ownership of 18.1% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price of our common stock. Mr. Song, Ms. Feng, who is our Director, and Mr. Xu, the Chief Engineer of Zhongxi, each respectively own 35.0%, 3.6%, and 2.3% of Alloy Science, 43.8%, 6.3%, and 5.0% of Zhongxi, and 15.2%, 0.9% and 1.6% of China Power. Mr. Zhang, Vice General Manager for Zhongxi, and Ms. Feng, our Director, hold 19.6% of our common stock as trustees for the stockholders of Alloy Science. In addition, Ms. Feng, our Director, and Mr. Gouan Zhang, our Vice General Manager, hold voting power over the 19.6% of our common stock as Trustees for Alloy Science stockholders. Alloy Science is not engaged in any business operations and all of the ownership rights of our officers and directors in Zhongxi are held by An Sen pursuant to the Management Entrustment Agreement.

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

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as Series B Preferred Convertible Stock. As of March 28, 2012, there were 4,149,667 shares of Series B Convertible Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Incorporation, as amended and corrected, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

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

Zhongxi currently has two factories:

A transformer factory is located in the Xizhang Industrial Park, Daxingxi Road, Xi’an. Its total area is 5,803 square meters, and has more than 50 machines in a manufacturing area of 2,000 square meters. The land use rights of the 2,000 square meters of land at Daxinxi Road, Xizhang Industry Village are leased from Xi’an Zhengliu Dianlu Transformer Co., Ltd. (“ZD”) for an annual rent of RMB 100,000 yuan (approximately $15,491). The term of the lease is 24 years, which expires in 2028. Zhongxi currently rents the factory built on the 2,000 square meters land to ZD for an annual rent of RMB 100,000 (approximately $15,491) on a month to month basis.

In July 2010, we completed the construction of a new plant which is in the Jingyang Yongle Industrial Zone. It has 35 acres; the plant is 5,000 square meters. It also has administrative building, dormitory for the staff, dining room and other supporting areas. The production lines for amorphous alloy transformer cores commenced the production in July 2010; while the production lines for amorphous alloy transformers began commercial production in the third quarter of 2011. It has a land use right purchase agreement, and is currently in the process of obtaining the land use right certificate.

Zhongxi’s corporate headquarters are now located at: Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China, with approximately 460 square meters of usable space.

Certain equipments in the old factory located at No. 15 Gaoxin 6 Road, Hi-tech Industrial Development Zone, Xi’an, have been taken to the new factory in Jingyang. The empty plant and the administrative building are left for future use.

ITEM 3.                        LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries, nor is Zhongxi a party to any pending legal proceedings, nor are we aware of any such proceedings threatened. To the best of our knowledge, there are also not currently any material proceedings to which any of our directors, officers or affiliates or five percent shareholders, or any associate of any such person, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.                        MINE SAFETY DISCLOSURE

Not applicable.

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

	High	Low
Fourth Quarter 2011	$0.90	$0.36
Third Quarter 2011	$1.01	$0.65
Second Quarter 2011	$1.30	$0.55
First Quarter 2011	$1.72	$1.05
Fourth Quarter 2010	$2.75	$1.40
Third Quarter 2010	$2.65	$1.71
Second Quarter 2010	$3.60	$2.08
First Quarter 2010	$4.58	$2.70

Holders

As of December 31, 2011, there were approximately 43 holders of record of our outstanding shares of common stock. Because many of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The PRC’s national currency, the renminbi, is not a freely convertible currency. Please refer to the risk factors “Governmental Control Of Currency Conversion May Affect The Value Of Your Investment”, “The Fluctuation Of The Renminbi May Harm Your Investment”, and “PRC State Administration Of Foreign Exchange (“SAFE”) Regulations Regarding Offshore Financing Activities By PRC Residents May Increase The Administrative Burden We Face”, and “The Failure By Our Shareholders Who Are PRC Residents To Make Any Required Applications And Filings Pursuant To Such Regulations May Prevent Us From Being Able To Distribute Profits And Could Expose Us And Our PRC Resident Shareholders To Liability Under PRC Law.”

Securities Authorized For Issuance Under Equity Compensation Plans.

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2011 in our Reports on Form 10-Q or Form 8-K, as applicable.

Transfer Agent

The Company’s stock transfer agent is OTC Corporate Transfer Service Co., located at 52 Maple Run Drive Jericho, New York 11753. Their telephone number is 516-932-2080, and their facsimile is 516-932-2078.

ITEM 6.                        SELECTED FINANCIAL DATA

Not required.

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

Accounts Receivable

Accounts receivable includes billings for the products delivered. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including our historical collection experience, customer creditworthiness, and current economic trends.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact our financial position and results of operations .

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

Recent Accounting Pronouncements

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provision in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented (for both interim periods and fiscal years); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Revenues

	Year Ended December 31,				%
	2011		2010		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$26,808,370	72.5%	$20,463,541	69.0%	31.0%
Amorphous Alloy Transformer	10,193,523	27.5%	9,194,305	31.0%	10.9%
Total:	$37,001,893	100.0%	$29,657,846	100.0%	24.8%

Total net revenues increased $7,344,047 or 24.8% during the year ended December 31, 2011, compared to the same period of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold, offset in part by lower average selling prices of our amorphous alloy cores.  More high capacity high price amorphous alloy transformers sold also contributed to the increase in net revenue.

During the year ended December 31, 2011, the average selling prices per ton of amorphous alloy cores were 8.9% lower, compared with the same period of 2010. The lower average prices of amorphous alloy cores were partly due to the decrease in the average purchase prices of our primary raw material and partly due to our marketing strategy to attract more orders.

During the year ended December 31, 2011, the average selling prices per unit of amorphous alloy transformers were 24.2% higher, compared with the same period of 2010. The higher average unit prices of amorphous alloy transformer were primarily due to a change in the product mix sold in favor of more expensive high capacity transformers.

Cost of Goods Sold

	Year Ended December 31,				%
	2011		2010		change
	COGS	%	COGS	%
Amorphous Alloy Core	$19,998,857	72.0%	$14,885,277	68.1%	34.4%
Amorphous Alloy Transformer	7,782,448	28.0%	6,983,619	31.9%	11.4%
Total:	$27,781,305	100.0%	$21,868,896	100.0%	27.0%

Cost of goods sold increased $5,912,409 or 27.0% during the year ended December 31, 2011, compared to the same period of 2010. This was primarily due to higher tonnage of amorphous alloy cores sold, offset in part by lower average prices of primary raw material.  More high capacity amorphous alloy transformers sold in the year also contributed in part to the increase in cost of goods sold.  The average purchase prices of the primary raw material, amorphous alloy strip, decreased 6.2% in year 2011, compared to the same period of 2010 in part due to the increase in the purchase mix of the lower priced domestically made raw material and in part due to the decrease in the price of amorphous alloy strip supplied by the world’s main supplier.

Gross Profit

	Year Ended December 31,				%
	2011		2010		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$6,809,513	25.4%	$5,578,264	27.3%	22.1%
Amorphous Alloy Transformer	2,411,075	23.7%	2,210,686	24.0%	9.1%
Total:	$9,220,588	24.9%	$7,788,950	26.3%	18.4%

Gross profit increased $1,431,638 or 18.4% during the year ended December 31, 2011, compared to the same period of 2010. The increase of gross profit in year 2011 was primarily due to higher sales revenues associated with amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) decreased 1.4 percentage points to 24.9% in year 2011 from 26.3% in year 2010. This was primarily due to the lower average selling prices of amorphous alloy cores in year 2011 compared to the same period of 2010.

Selling, General and Administration Expenses

	Year Ended December 31,
	2011	2010	% Change
Selling, general and administrative expenses	$2,068,460	$1,371,183	50.9%
% of Revenue	5.6%	4.6%

Selling, general, and administrative (“SG&A”) expenses increased by $697,277 or 50.9% during the year ended December 31, 2011, compared to the same period of 2010.  The higher SG&A expenses in dollars and as a percentage of revenue in year 2011 were mainly due to an increase in shipping expenses of $61,974 resulting from higher revenues, an increase in professional fee of $152,158 resulting from higher audit and investor relations service fees, an increase in administrative personnel expenses of $321,332 resulting from higher director and officer insurance, new hiring and higher salary and related employee benefit, and an increase in administrative facility expenses of $35,995.

Gain on Investment

During the year 2010, we had a long-term investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd. (“Yan An”) for 20% of its ownership for which we recognized gain on investment of $94,274. We recorded this investment using the equity method because of our significant influence on the entity.  At December 30, 2010, we sold the shares of Yan An back to Xi'an Amorphous Alloy Science and Technology Co., Ltd. (Alloy Science) from whom we purchased the shares of Yan An in 2005, for its carrying balance of $329,466.  We sold our investment in Yan An's shares to avoid any potential conflicts of interest in bidding for new work, as both companies  produce and sell alloy transformers.  Therefore, in year 2011, we no longer recognize any gain on investment.

Income Taxes

	Year Ended December 31,
	2011	2010
Income taxes	$1,277,126	$1,107,393
Effective tax rate	17.7%	16.8%

The increase in the income taxes for year ended December 31, 2011 compared to the same period of 2010 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rate for year ended December 31, 2011 was higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For year ended December 31, 2011, net income was $5,925,981 compared to $5,496,145 for the corresponding period of 2010, an increase of $429,836 or 7.8%. The increase in net income was mainly due to higher gross profit, offset by higher SG&A expenses and higher income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	December 31, 2011	December 31, 2010
Cash	$23,090,102	$17,932,447
Working capital	$23,894,257	$18,544,621
Stockholders' equity	$34,867,588	$27,865,352

The following table shows the movements of our cash for the periods presented.

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$6,296,412	$6,719,135
Net cash used in investing activities	(1,720,822)	(2,475,520)
Net cash (used in) provided by financing activities	(2,525)	4,454,702
Effect of exchange rate changes on cash	584,590	350,942
Net increase in cash	$5,157,655	$9,049,259

Operating activities:

For the year ended December 31, 2011, net cash provided by operating activities was $6,296,412. This was primarily due to net income of $5,925,981, adjusted by non-cash related expenses including depreciation and amortization of $774,710 and stock-based compensation of $107,504, then decreased by cash used in working capital activities of $511,783. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $374,116 resulting from higher revenues and an increase in prepaid expenses and other receivables of $671,508 mainly arose from the recoverable value added tax.  The cash used in working capital activities was partly offset by a decrease in inventory of $359,727 and an increase in other payables and advance from customers of $120,003.

For the year ended December 31, 2010, net cash provided by operating activities was $6,719,135. This was primarily due to net income of $5,496,145, adjusted by non-cash related expenses including depreciation and amortization of $433,230, stock-based compensation of $77,775 and impairment loss on equipment of $161,597, and adjusted by a recovery of bad debts of $18,977 and a non-cash related gain on investment of $94,274, then increased by cash provided by working capital activities of $663,639. The increase in cash from changes in working capital activities was mainly due to a decrease in accounts receivable of $477,579, and an increase in accounts payable of $546,782, partly offset by an increase in inventory of $262,175, and an increase in prepaid expenses and other receivables of $168,758.

Investing activities:

Net cash used in investing activities was $1,720,822 for the year ended December 31, 2011. It was primarily due to the acquisition of plant and equipment of $2,057,209, offset by the $336,387 proceeds from disposal of the 20% equity investment in Yan An.

Net cash used in investing activities was $2,475,520 for the year ended December 31, 2010. It was primarily due to the capital expenditures of $2,534,692 in plant and equipment for the new plant, partially offset by the dividend of $59,172 received from the 20% equity investment in Yan An.

Financing activities:

Net cash used in financing activities was principal payments on capital lease of $2,525 for the year ended December 31, 2011.

Net cash provided by financing activities was $4,454,702 for year ended December 31, 2010 mainly due to the $4,456,883 net proceeds from the exercise of outstanding warrants originally issued with our Series A convertible preferred stock.

Contractual Obligations

As of December 31, 2011, we prepaid $209,301 for the land use right of the new plant and are obligated to pay the remaining balance of $110,158 upon receiving the land use right certificate.

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

ITEM 7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

China Power Equipment, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of
China Power Equipment, Inc.

We have audited the accompanying consolidated balance sheets of China Power Equipment, Inc. and its subsidiary and contractually controlled entity (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ Mazars CPA Limited

Certified Public Accountants
Hong Kong
March 28, 2012

China Power Equipment, Inc.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$23,090,102	$17,932,447
Accounts receivable, net	1,990,127	1,552,298
Inventory (Note 3)	304,372	645,777
Prepaid expenses and other receivables	1,090,142	402,637
Related party receivable (Note 13)	-	329,466
Total Current Assets	26,474,743	20,862,625

Property, plant and equipment, net (Note 4)	9,415,894	7,110,549
Intangible assets, net (Note 5)	301,653	348,483
Deposit on contract rights (Note 6)	1,266,504	1,365,498
Deposit for purchase of equipment	-	503,565
Prepaid capital lease (Note 8)	108,111	109,939
Total Assets	$37,566,905	$30,300,659

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,172,603	$1,130,368
Other payables and advance from customers	889,470	740,927
Lease payable - current portion (Note 8)	2,838	2,473
Short-term loan (Note 7)	62,948	60,689
Income taxes payable	452,627	383,547
Total Current Liabilities	2,580,486	2,318,004

Long-term Liabilities
Lease payable – noncurrent portion (Note 8)	118,831	117,303
Total Long-term Liabilities	118,831	117,303

Total Liabilities	2,699,317	2,435,307

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,149,667 shares issued and outstanding at December 31, 2011 and 2010 (Note 9)	4,150	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,412,013 and 19,382,013 shares issued and outstanding at December 31, 2011 and 2010 (Note 9)	19,412	19,382
Additional paid in capital	25,819,701	25,712,227
Statutory surplus reserve fund (Note 11)	1,914,074	1,232,532
Retained earnings/(Accumulated deficit)	4,422,741	(821,698)
Accumulated other comprehensive income	2,687,510	1,718,759
Total stockholders' equity	34,867,588	27,865,352

Total Liabilities and Stockholders' Equity	$37,566,905	$30,300,659

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2011	2010

Revenue, net	$37,001,893	$29,657,846
Cost of goods sold	(27,781,305)	(21,868,896)
Gross profit	9,220,588	7,788,950

Operating expenses:
Selling, general and administrative expenses	2,068,460	1,371,183
Impairment loss on equipment	-	161,597
Total operating expenses	2,068,460	1,532,780

Net income from operations	7,152,128	6,256,170

Other income (expenses)
Gain on investment	-	94,274
Other income	20,554	193,188
Other expenses	(102)	(95)
Interest income	43,492	65,918
Interest expense	(12,965)	(5,917)
Total other income	50,979	347,368

Net income before income taxes	7,203,107	6,603,538

Income taxes (Note 12)	1,277,126	1,107,393

Net income	$5,925,981	$5,496,145

Earnings per share – basic (Note 10)	$0.31	$0.31
Earnings per share – diluted (Note 10)	$0.25	$0.25

Weighted average common shares outstanding:
Basic	19,388,260	17,804,357
Diluted	23,591,142	22,135,123

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements Of Stockholders' Equity

							Retained	Accumulated
					Additional	Statutory	Earnings	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Surplus	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	deficit)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2010	4,166,667	$4,167	14,908,313	$14,908	$21,182,026	$642,819	$(5,728,130)	$1,025,592	$17,141,382

Conversion of Series B preferred stock	(17,000)	(17)	17,000	17	-	-	-	-	-
Exercise of warrants	-	-	4,456,700	4,457	4,452,426				4,456,883
Stock-Based Compensation	-	-	-	-	77,775	-	-	-	77,775
Transfer to statutory reserve	-	-	-	-	-	589,713	(589,713)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	5,496,145	-	5,496,145
Foreign currency translation adjustment	-	-	-	-	-	-	-	693,167	693,167
Total comprehensive income	-	-	-	-	-	-	-	-	6,189,312

BALANCE, DECEMBER 31, 2010	4,149,667	4,150	19,382,013	19,382	25,712,227	1,232,532	(821,698)	1,718,759	27,865,352

Issuance of restricted stocks	-	-	30,000	30	(30)	-	-	-	-
Stock-Based Compensation	-	-	-	-	107,504	-	-	-	107,504
Transfer to statutory reserve	-	-	-	-	-	681,542	(681,542)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	5,925,981	-	5,925,981
Foreign currency translation adjustment	-	-	-	-	-	-	-	968,751	968,751
Total comprehensive income	-	-	-	-	-	-	-	-	6,894,732

BALANCE, DECEMBER 31, 2011	4,149,667	$4,150	19,412,013	$19,412	$25,819,701	$1,914,074	$4,422,741	$2,687,510	$34,867,588

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$5,925,981	$5,496,145
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	774,710	433,230
Stock-Based Compensation	107,504	77,775
Recovery of bad debts	-	(18,977)
Impairment loss on equipment	-	161,597
Gain on investment	-	(94,274)
Changes in operating assets and liabilities:
Accounts receivable	(374,116)	477,579
Inventory	359,727	(262,175)
Prepaid expenses and other receivables	(671,508)	(168,758)
Accounts payable	162	546,782
Other payables and advance from customers	120,003	66,181
Income taxes payable	53,949	4,030
Net cash provided by operating activities	6,296,412	6,719,135

Cash Flows from Investing Activities
Addition in plant and equipment	(2,057,209)	(2,534,692)
Proceeds from disposal of investments	336,387	-
Dividend from investment	-	59,172
Net cash used in investing activities	(1,720,822)	(2,475,520)

Cash Flows from Financing Activities
Principal payments on capital lease	(2,525)	(2,181)
Proceeds from warrant exercise	-	4,456,883
Net cash (used in) provided by financing activities	(2,525)	4,454,702

Effect of exchange rate changes on cash and cash equivalents:	584,590	350,942

Increase in cash and cash equivalents	5,157,655	9,049,259
Cash and cash equivalents, beginning of period	17,932,447	8,883,188
Cash and cash equivalents, end of period	$23,090,102	$17,932,447

Supplemental disclosure of cash flow information
Interest paid in cash	$12,965	$5,917
Income taxes paid in cash	$1,223,177	$1,103,363

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$17
Issuance of restricted stocks to officer	$30	$-

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

The financial statements of An Sen and Zhongxi are translated into USD in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the statements of income.  During the year ended December 31, 2011, the foreign currency translation adjustments to the Company’s comprehensive income were $968,751.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including historical collection experience, customer creditworthiness, and current economic trends. An allowance for doubtful accounts has been established in amounts of $153,400 and $147,896 at December 31, 2011 and 2010, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. There was no impairment write-off in 2011. During the year ended December 31, 2010, there was an impairment loss on equipment of $161,597.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Shipping Costs
The Company’s shipping and handling costs are included in selling, general and administrative expenses. For the years ended December 31, 2011 and 2010, the shipping costs were $394,159 and $332,185, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Earnings per share
Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of shares outstanding for the year. Dilutive earnings per share includes the effect of outstanding stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.

Stock-Based Compensation
The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of stock options on the dates of grant.  Also, the Company recognizes stock-based compensation using the straight-line method over the vesting period.

In the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation of $107,504 and $77,775, respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit. As of December 31, 2011, cash of $19,883,853 was maintained with one single financial institution in the PRC.  In common with local practice, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

During the years ended December 31, 2011 and 2010, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  In addition, all tangible and intangible assets are located in the PRC.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provision in ASU 2011-05 is a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented (for both interim periods and fiscal years); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of:

	December 31,	December 31,
	2011	2010

Raw materials	$255,227	$225,425
Work in progress	13,791	12,880
Finished goods	35,354	407,472

Total inventory	$304,372	$645,777

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2011	2010

Plant and office building	$6,628,405	$5,802,773
Machinery and production equipment	4,652,406	2,562,506
Automobile	127,662	123,081
Office equipment	44,151	34,867
Total	11,452,624	8,523,227
Less: accumulated depreciation	(2,036,730)	(1,412,678)

Property, plant and equipment, net	$9,415,894	$7,110,549

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, consist of:

	December 31,	December 31,
	2011	2010

Technical know-how	$236,053	$227,583
Amorphous Transformer Technique	361,948	348,961
Total	598,001	576,544
Less: accumulated amortization	(296,348)	(228,061)

Intangible assets, net	$301,653	$348,483

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $236,053. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $78,684. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company, with common owners and directors for $157,369. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $125,895.  The technology is being amortized over 10 years based on useful life estimation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The estimated future amortization expenses related to intangible assets as of December 31, 2011 are as follows:

Years Ending December 31,
2012	$59,800
2013	59,800
2014	54,554
2015	37,365
2016	31,119
Thereafter	59,015

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,416,319 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the year ended December 31, 2011, $149,815 of the contract rights deposit was amortized and recorded in cost of goods sold.

The Company conducted the evaluation for the impairment of the asset at December 31, 2011 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $62,948 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 8 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,838 for the year ending December 31, 2012 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As the result, approximately $149,549 (RMB950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a finance lease since a majority of the useful life would be used by the Company. The net leased asset amount was $108,111 and $109,939 as of December 31, 2011 and 2010, respectively.

Future minimum lease payments as of December 31, 2011 are as follows based on the 10% discounted factor:

Years ending December 31:
2012	$2,838
2013	3,138
2014	3,471
2015	3,839
2016	4,246
Thereafter	104,137
Less Current Portion	(2,838)
Long Term Portion	$118,831

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

CAPITAL COMMITMENTS

As of December 31, 2011 and 2010, the Company had capital commitments for purchase of land use right of $110,158 and machineries and land use right of $2,094,000 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. During the year ended December 31, 2010, 17,000 shares were converted. 4,149,667 shares are outstanding at December 31, 2011 and 2010.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At December 31, 2011, the Company has 100,000,000 shares of common stock authorized and 19,412,013 shares issued and outstanding at par value $0.001 per share.

During the year ended December 31, 2011, 30,000 shares were issued as stock-based compensation to the officers of the Company (Restricted stock awards).

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the year ended December 31, 2011:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2010	1,000,000	$2.40
Warrants outstanding, December 31, 2011	1,000,000	$2.40

Exercisable as of December 31, 2011	1,000,000	$2.40

Stock Options

The following table summarizes the activities for the Company’s options for the year ended December 31, 2011:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2010	150,000	$1.26	3.8
Balance at December 31, 2011	150,000	$1.26	2.8
Vested and exercisable as of December 31, 2011	150,000	$1.26	2.8

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at December 31, 2011:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Vested and Exercisable

$0.23	25,000	2.5	25,000
$0.51	75,000	2.5	75,000
$2.90	50,000	3.4	50,000
	150,000		150,000

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2011 and the related exercise price of the underlying options, was $20,000 for outstanding and exercisable options as of December 31, 2011.

At December 31, 2011, there was no unrecognized compensation cost related to outstanding stock options.

Restricted stock awards

The Company has granted restricted stock awards (RSAs) to certain officers of the Company for their services provided to the Company.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activities for the Company’s unvested RSAs for the year ended December 31, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	-
Granted	122,877	$120,900
Vested	(90,377)	$93,725
Unvested at December 31, 2011	32,500	$27,175

As of December 31, 2011, there was $27,175 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.4 years. Out of 122,877 granted RSAs, 30,000 shares of restricted stock were issued during the year ended December 31, 2011.

For the year ended December 31, 2011, stock-based compensation expense of $107,504 was included in general and administrative expenses.

NOTE 10 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2011	2010

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$5,925,981	$5,496,145

Denominator:
Weighted average common shares outstanding	19,388,260	17,804,357
Basic earnings per share	$0.31	$0.31

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$5,925,981	$5,496,145

Denominator:
Weighted average common shares outstanding	19,388,260	17,804,357
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,149,667	4,158,470
Stock warrants and options	53,215	172,296
Shares used in computing diluted earnings per share	23,591,142	22,135,123
Diluted earnings per share	$0.25	$0.25

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

The Company has appropriated $1,914,074 and $1,232,532 as reserve for the statutory surplus reserve requirement as of December 31, 2011 and 2010.

NOTE 12 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the years ended December 31, 2011 and 2010 and has recorded income tax provision for the periods.

The Company’s China operation is subject to a 25% standard enterprise income tax based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the years ended December 31, 2011 and 2010 and as long as Zhongxi meets the high-tech enterprise qualification.

Current PRC Tax Law also imposes a 10% withholding tax on all dividends paid by PRC companies to non-PRC shareholders and contains rules governing such matters as international transfer pricing.

The provision for income taxes consists of the following:

	Years Ended December 31,
	2011	2010
Current tax
- PRC	$1,277,126	$1,107,393
Total	$1,277,126	$1,107,393

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010

Income tax at USA statutory rate (34%)	$2,449,056	$2,245,203
State tax, net of federal effect	-	-
Foreign rate differential	(1,474,341)	(1,274,144)
Change in valuation allowance	302,411	136,334
Provision for income taxes	$1,277,126	$1,107,393

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $1,852,968 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2031. The deferred tax assets for the USA operation at December 31, 2011 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of income.

For the years ended December 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 14 – OTHER COMPREHENSIVE INCOME

The following table summarizes comprehensive income for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Net income	$5,925,981	$5,496,145
Change in foreign currency translation adjustment	968,751	693,167
Comprehensive income	$6,894,732	$6,189,312

NOTE 15 - CONCENTRATION

For the year ended December 31, 2011, three suppliers accounted for 92.6% of the Company’s total purchases and five customers accounted for 48.7% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 16 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

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

Management conducted an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yongxing Song, and our Chief Financial Officer, Ms. Elaine Zhao, assessing the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on its assessment, management concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

·
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of the year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of China Power:

Name	Position	Age

Yongxing Song	Chairman of Board, President, CEO	49

Elaine Zhao	Chief Financial Officer	38

Michael Segal	Director	69

Yarong Feng	Director	34

Siu Kuen Leung	Director	50

Junyi Li	Director	57

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

Ms. Elaine Zhao has been our Chief Financial Officer since June 1, 2008. In 2005, she founded ELZ Accountancy Corp., a Los Angeles based accounting and financial advisory firm, and she has served as its president since that time. Ms. Zhao continues to work for ELZ. In her work with ELZ, Ms. Zhao has served clients including privately owned and publicly traded company in various industries and has worked with banks in financing small businesses. Ms. Zhao has held Series 7 and 66 licenses as a broker at a national brokerage firm and is an independent financial adviser. From October 2000 to October 2005, Ms. Zhao worked as accountant and auditor at Liang & Company Accountancy Corp. in Los Angeles. She holds a Master of Science in Finance from the Kelley School of Business at Indiana University and is a Certified Public Accountant.

Mr. Michael Segal was appointed as our Director on June 9, 2006. He is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority (FINRA) since January 2010. From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida. Mr. Segal sits on the board of directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the board of directors of the following publicly held company: Asia Carbon Industries Inc. (ACRB.BB); China Printing & Packaging Inc.(CHPI.BB); China Pharmaceuticals Inc.(CFMI.BB) and China Agri-Business Inc.(CHBU.BB). From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc.(BSPM) Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex organizations.

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

Mr. Siu Kuen Leung has been our director since March 10, 2010. He is currently the Company secretary of Grand TG Gold Holding Limited, a company listed on the GEM board of the Hong Kong Stock Exchange. He also served as a director of Hao Wen Holdings Limited (formerly known as Everpride Biopharmaceutical Company Limited), a company listed on the GEM board of the Hong Kong Stock Exchange, from November 2009 to November 2010. He was an executive director of China Golden Development Holdings Limited, a company listed on the main board of the Hong Kong Stock Exchange, from April 2007 to December 2008. From June 2006 to January 2007, Mr. Leung was the financial controller of Dragon Hill Holdings Ltd. From August 2004 to August 2005, he was the financial controller of Kader Industrial Co. Ltd. Mr. Leung holds a Master’s degree in business administration from the University of Leicester, and a Bachelor of Science (Economics) degree from University of London. He is a member of the Hong Kong Institute of Certified Public Accountants and an associate of the Chartered Institute of Management Accountants (U.K.). Mr. Leung has over 20 years of experience in accounting and finance.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2011, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2011, the Board of Directors did not meet but took action by unanimous written consent two times. The Audit Committee did not meet but took action by unanimous written consent one time.  The Compensation Committee and the Nominating and Corporate Governance Committee did not meet and did not take any action by unanimous written consent during the fiscal year ended December 31, 2011.  Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table shows the compensation paid to our principal executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongxing Song	2011	10,844	7,745	-	-	-	-	-	18,589
CEO, President	2010	7,604	4,438	-	-	-	-	-	12,042
Elaine Zhao,	2011	59,500	-	22,800	-	-	-	-	82,300
CFO	2010	51,875	-	-	100,744	-	-	-	152,619

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

Employment Agreements

Pursuant to an employment agreement between Zhongxi and Mr. Yongxing Song dated July 1, 2004, Mr. Song is employed by Zhongxi as its Chief Executive Officer. The employment agreement follows the PRC labor laws which include the provision of labor-related insurance, the ability of either party to terminate for cause, termination on 30 days’ notice, termination without notice and the provision by Zhongxi of labor-related benefits.

According to a Financial Service Contract entered into on May 17, 2011 between us and Elaine Zhao, Elaine Zhao provides financial service to us in consideration for the payment of $60,000 per year. According to a stock award agreement, Ms. Zhao was granted 30,000 shares of restricted stocks vested in three equal installments. The agreement may be terminated by either party with four weeks’ notice.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2011:

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elaine Zhao	25,000	(1)	—	—	$0.23	7/1/2014	—	—	—	—
	75,000	(2)	—	—	$0.51	7/1/2014	—	—	—	—
	50,000	(3)	—	—	$2.90	5/16/2015	10,000	7,600	—	—

(1)	The vesting date of these options was July 1, 2009.

(2)	The vesting dates of these options were 50% on October 1, 2009 and 50% on January 1, 2010.

(3)	The vesting dates of these options were 25% of the options vest(ed) on August 16, 2010, November 16, 2010, February 16, 2011 and May 16, 2011.

Director Compensation

The following table reflects the compensation of directors for the year ended December 31, 2011:

Name of Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Michael Segal	24,000	24,000	—	—	—	—	48,000
Yarong Feng	15,700	—	—	—	—	—	15,700
Siu Kuen Leung	9,295	—	—	—	—	—	9,295
Junyi Li	9,295	—	—	—	—	—	9,295

On March 10, 2010, Messrs. Leung and Li were appointed as directors of the Company. Each of Messrs Leung and Li entered into an Independent Director Agreement with the Company. A summary of the compensation for the directorship of each of Messrs. Leung and Li is set forth as follows:

1.	An annual salary of RMB 60,000.00 (approximately $9,295) payable in arrears in equal installments on the last day of each quarter;

2.	Reimbursement of pre-approved business-related expenses incurred in the performance of the director’s duties.

ITEM 12.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2012 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. Barron Partners LP owns series B convertible preferred stock and warrants which, if fully converted, would result in the ownership of more than 5% of our outstanding common stock.  However, the series B preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners LP and its affiliates owning more than 4.9% of our outstanding common stock.  This limitation may not be waived.

		Amount and
	Name and Address of	Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Owner	Class (1)
Common Stock	Yongxing Song, Chairman of Board, President, CEO Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	2,953,125	15.2%

Common Stock	Michael Segal, Director 11 East 86th Street, Suite 19B New York, NY 10028	65,323	0.34%

Common Stock	Elaine Zhao, CFO 725 Brea Canyon Road, Suite 6 Walnut, CA 91789	30,000	0.15%

Common Stock	Yarong Feng, Director Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	166,583	0.86%

Common Stock	ZeWei Xu, Chief Engineer Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	303,750	1.6%

Common Stock	Guoan Zhang, Vice General Manager Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China 710065	-	-

Common Stock	All Directors and Officers of the Company as a group	3,518,781	18.1%

Common Stock	Trustees for Alloy Science Shareholders (2)	3,803,625	19.6%

Common Stock	Barron Partners Lp 730 5th Avenue, 25th Floor New York, Ny 10019 (3)	3,101,260	16.0%

(1)
As of March 28, 2012 we had 19,412,013 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on March 28, 2012, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 19,412,013, the number of shares outstanding on March 28, 2012, and (ii) the total number of shares underlying the warrants, which each of the stockholders has the right to acquire within 60 days following March 28, 2012.

(2)
The trustees for the trust holding 3,803,625 shares of our common stock are: Ms. Yarong Feng and Mr. Guoan Zhang pursuant to the terms of the Voting Trust and Escrow Agreement by and among the members of the board of Zhongxi and the shareholders of China Power Equipment who were parties thereto, dated November 21, 2006 (the “Voting Agreement”). Any holder may terminate the voting trust relationship upon written notice to the trustees at any time after November 21, 2008. The Voting Agreement gives the Trustees the right to vote on all matters brought before the shareholders holding our common stock. Ms. Feng and Mr. Zhang’s addresses are Room 602, 6/F, Block B, Science & Technology Park of Xi Dian University, No. 168 Kechuang Road, Hi-tech Industrial Development Zone, Xi’an, Shaanxi, China, 710065.

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

As of December 31, 2010, the Company was owed $329,466 from Alloy Science, a related party with common directors. The receivable is related to selling the 20% equity interests in Yan An back to Alloy Science for its carrying balance and was received in the first quarter of 2011.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees paid or accrued by us for the audit and other services provided or to be provided by the auditors for the year ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	170,000	171,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

ITEM 15.                      EXHIBITS

Number	Description
3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on May 17, 2006. (1)
3.2	Articles of Amendment. filed with the Secretary of State of the State of Maryland on August 2, 2007.(1)
3.3	Articles of Amendment filed with the Secretary of State of the State of Maryland on September 14, 2007.(1)
3.4	Articles of Amendment filed with the Secretary of State of the State of Maryland on November 13, 2007.(1)
3.5	Bylaws of the Company.(1)
3.6	Articles of Amendment filed with the Secretary of State of the State of Maryland on February 29, 2008.(2)
3.7	Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. Articles of Association.(3)
3.8	Articles Supplementary to the Articles of Incorporation of China Power Equipment, Inc. designating the Series B Convertible Preferred Stock. (4)
4.1	Form of $1.00 Common Stock Warrant.(1)
4.2	Form of $2.40 Common Stock Warrant. (4)
9.1	Voting Trust and Escrow Agreement, dated, November 21, 2006, by and among Zhongxi Shareholders and their trustees.(2)
10.1	Form of Independent Director Agreement.(5)
14.1	China Power Equipment, Inc. Code of Conduct
21.1	List of Subsidiaries.(6)
31.1	Certification of Yongxing Song pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Elaine Zhao pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Footnotes:

*	Filed herewith

**	Furnished electronically with this filing

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147349) filed with the SEC on November 13, 2007.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on February 29, 2008.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on April 30, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 4, 2009.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on March 17, 2010.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K on March 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POWER EQUIPMENT, INC

Date: March 28, 2012	By:	/s/ Yongxing Song
Yongxing Song
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Elaine Zhao
Elaine Zhao
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities on March 28, 2012.

/s/ Yongxing Song
Yongxing Song, Director

/s/ Yarong Feng
Yarong Feng, Director

/s/ Michael Segal
Michael Segal, Director

/s/ Siu Kuen Leung
Siu Kuen Leung, Director

/s/ Junyi Li
Junyi Li, Director