Form 10-Q
period 2012-03-31
China Power Equipment, Inc.
filed 2012-05-14
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, 19,459,680 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

China Power Equipment, Inc.
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,541,712	$23,090,102
Accounts receivable, net	1,980,729	1,990,127
Inventory (Note 3)	494,324	304,372
Prepaid expenses and other receivables	484,265	1,090,142
Total Current Assets	27,501,030	26,474,743

Property, plant and equipment, net (Note 4)	9,287,819	9,415,894
Intangible assets, net (Note 5)	288,624	301,653
Deposit on contract rights (Note 6)	1,214,157	1,266,504
Prepaid capital lease (Note 8)	107,346	108,111
Total Assets	$38,398,976	$37,566,905

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$845,988	$1,172,603
Other payables and advance from customers	831,967	889,470
Lease payable - current portion (Note 8)	2,857	2,838
Short-term loan (Note 7)	63,369	62,948
Income taxes payable	398,725	452,627
Total Current Liabilities	2,142,906	2,580,486

Long-term Liabilities
Lease payable - noncurrent portion (Note 8)	119,627	118,831
Total Long-term Liabilities	119,627	118,831

Total Liabilities	2,262,533	2,699,317

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at March 31, 2012 and 4,149,667 shares issued and outstanding at December 31, 2011 (Note 9)	4,102	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,459,680 shares issued and outstanding at March 31, 2012 and 19,412,013 shares issued and outstanding at December 31, 2011 (Note 9)	19,460	19,412
Additional paid in capital	25,833,826	25,819,701
Statutory surplus reserve fund (Note 11)	1,914,074	1,914,074
Retained earnings	5,465,101	4,422,741
Accumulated other comprehensive income	2,899,880	2,687,510
Total stockholders' equity	36,136,443	34,867,588

Total Liabilities and Stockholders' Equity	$38,398,976	$37,566,905

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenue, net	$7,255,342	$7,730,198
Cost of goods sold	(5,417,974)	(5,894,110)
Gross profit	1,837,368	1,836,088

Selling, general and administrative expenses	534,587	461,297

Net income from operations	1,302,781	1,374,791

Other income (expenses)
Other income	-	789
Other expenses	(4,776)	(39)
Interest income	5,621	19,211
Interest expense	(1,262)	-
Total other income (expenses)	(417)	19,961

Net income before income taxes	1,302,364	1,394,752

Income taxes (Note 12)	260,004	266,402

Net income	$1,042,360	$1,128,350

Other Comprehensive Income
Change in foreign currency translation adjustment	212,370	146,799
Comprehensive income	$1,254,730	$1,275,149

Earnings per share - basic (Note 10)	$0.05	$0.06
Earnings per share - diluted (Note 10)	$0.04	$0.05

Weighted average common shares outstanding:
Basic	19,416,727	19,382,013
Diluted	23,655,385	23,599,468

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$1,042,360	$1,128,350
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	270,028	153,565
Stock-based compensation	14,125	25,186
Changes in operating assets and liabilities:
Accounts receivable	22,787	(418,911)
Inventory	(188,350)	73,730
Prepaid expenses and other receivables	613,593	74,589
Accounts payable	(335,254)	156,978
Other payables and advance from customers	(63,225)	(51,533)
Income taxes payable	(57,068)	15,538
Net cash provided by operating activities	1,318,996	1,157,492

Cash Flows from Investing Activities
Addition in plant and equipment	(852)	(2,120)
Proceeds from disposal of investments	-	330,454
Net cash (used in) provided by investing activities	(852)	328,334

Cash Flows from Financing Activities	-	-

Effect of exchange rate changes on cash and cash equivalents:	133,466	85,946

Increase in cash and cash equivalents	1,451,610	1,571,772
Cash and cash equivalents, beginning of period	23,090,102	17,932,447
Cash and cash equivalents, end of period	$24,541,712	$19,504,219

Supplemental disclosure of cash flow information
Interest paid in cash	$1,262	$-
Income taxes paid in cash	$317,073	$250,864

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$48	$-

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

Unaudited Interim Financial Information
These unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit or not be covered by federal insurance. As of March 31, 2012, cash of $17,694,434 was maintained with one single financial institution in the PRC.  In common with local practice in the PRC, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the three months ended March 31, 2012 and 2011, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Recent Accounting Pronouncements
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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – INVENTORY

Inventory consists of:

	March 31,	December 31,
	2012	2011

Raw materials	$397,770	$255,227
Work in progress	14,232	13,791
Finished goods	82,322	35,354

Total inventory	$494,324	$304,372

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2012	2011

Plant and office building	$6,672,824	$6,628,405
Machinery and production equipment	4,683,583	4,652,406
Automobile	128,518	127,662
Office equipment	45,298	44,151
Total	11,530,223	11,452,624
Less accumulated depreciation	(2,242,404)	(2,036,730)

Property, plant and equipment, net	$9,287,819	$9,415,894

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of:

	March 31,	December 31,
	2012	2011

Technical know-how	$237,635	$236,053
Amorphous Transformer Technique	364,374	361,948
Total	602,009	598,001
Less: accumulated amortization	(313,385)	(296,348)

Intangible assets, net	$288,624	$301,653

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $237,635. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $79,212. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which at the time was a related party of the Company with common owners and directors for $158,423. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $126,739.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of March 31, 2012 are as follows:

Years Ending December 31,
2012	$45,151
2013	60,201
2014	54,920
2015	37,619
2016	31,326
Thereafter	59,407

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,425,810 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the three months ended March 31, 2012, $60,835 of the contract rights deposit was amortized and recorded in cost of goods sold.

The Company conducted the evaluation for the impairment of the asset at March 31, 2012 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $63,369 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 8 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,857 for the year ending December 31, 2012 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As a result, approximately $150,551 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $107,346 and $108,111 as of March 31, 2012 and December 31, 2011, respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Future minimum lease payments as of March 31, 2012 are as follows based on the 10% discounted factor:

For the period ending December 31:
2012	$2,857
2013	3,159
2014	3,494
2015	3,865
2016	4,275
Thereafter	104,834
Less Current Portion	(2,857)
Long Term Portion	$119,627

CAPITAL COMMITMENTS

As of March 31, 2012 and December 31, 2011, the Company had capital commitments to purchase land use right of $110,896 and $110,158, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. For the three months ended March 31, 2012, 47,667 shares of the Series B Preferred stock were converted into 47,667 shares of common stock. At March 31, 2012 and December 31, 2011, 4,102,000 and 4,149,667 shares are outstanding respectively.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At March 31, 2012, the Company has 100,000,000 shares of common stock authorized and 19,459,680 shares issued and outstanding at par value $0.001 per share.

Warrants

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activities for the warrants for the three months ended March 31, 2012:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2011	1,000,000	$2.40
Warrants outstanding, March 31, 2012	1,000,000	$2.40

Exercisable as of March 31, 2012	1,000,000	$2.40

Stock Options

The following table summarizes the activities for the Company’s options for the three months ended March 31, 2012:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2011	150,000	$1.26	2.8
Balance at March 31, 2012	150,000	$1.26	2.5
Vested and exercisable as of March 31, 2012	150,000	$1.26	2.5

The following table summarizes additional information regarding outstanding, and exercisable and vested stock options at March 31, 2012:

Exercise Price	Options Outstanding	Weighted-Average Remaining Life (in years)	Options Vested and Exercisable

$0.23	25,000	2.2	25,000
$0.51	75,000	2.2	75,000
$2.90	50,000	3.1	50,000
	150,000		150,000

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2012 and the related exercise price of the underlying options, was $21,000 for outstanding and exercisable options as of March 31, 2012.

At March 31, 2012, there was no unrecognized compensation cost related to outstanding stock options.

Restricted stock awards

The Company has granted restricted stock awards (RSAs) to certain officers of the Company for their services provided to the Company.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activities for the Company’s unvested RSAs for the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	32,500	$27,175
Vested	(17,500)	$14,125
Unvested at March 31, 2012	15,000	$13,050

As of March 31, 2012, there was $13,050 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.3 years. Out of 122,877 granted RSAs, 30,000 shares of restricted stock were issued during the year ended December 31, 2011.

For the three months ended March 31, 2012, stock-based compensation expense of $14,125 was included in general and administrative expenses.

NOTE 10 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2012	2011

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,042,360	$1,128,350

Denominator:
Weighted average common shares outstanding	19,416,727	19,382,013
Basic earnings per share	$0.05	$0.06

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,042,360	$1,128,350

Denominator:
Weighted average common shares outstanding	19,416,727	19,382,013
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,144,953	4,149,667
Stock warrants, options and awards	93,705	67,788
Shares used in computing diluted earnings per share	23,655,385	23,599,468
Diluted earnings per share	$0.04	$0.05

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

The Company has appropriated $1,914,074 and $1,914,074 as reserve for the statutory surplus reserve requirement as of March 31, 2012 and December 31, 2011.

NOTE 12 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2012 and 2011 and has recorded income tax provision for the periods.

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

Current PRC Tax Law also imposes a 10% withholding tax on all dividends paid by PRC companies to non-PRC shareholders  unless any foreign shareholder’s jurisdiction has a tax treaty with the PRC that provides for a different withholding arrangement and contains rules governing such matters as international transfer pricing.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14- CONCENTRATION

For the three months ended March 31, 2012, three suppliers accounted for 90% of the Company’s total purchases and three customers accounted for 39% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 15 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto that appear elsewhere in this report (the “Consolidated Financial Statements”). The results shown herein are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. In some cases, you can identify forward-looking statements by words such as anticipate, believe, continue, could, estimate, expect, intend, likely, may, might, ongoing, plan, potential, predict, should, will, or the negative of these terms or other comparable terms. All forward-looking statements included in this document are based on information available to the management as of the date of this document. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review the risk factors shown in other reports and documents that we file with the Securities and Exchange Commission.

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

Results of Operations

Revenues

	Three Months Ended March 31,				%
	2012		2011		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$5,483,534	75.6%	$5,852,829	75.7%	-6.3%
Amorphous Alloy Transformer	1,771,808	24.4%	1,877,369	24.3%	-5.6%
Total:	$7,255,342	100.0%	$7,730,198	100.0%	-6.1%

Total net revenues decreased $474,856 or 6.1% during the three months ended March 31, 2012, compared to the same period of 2011. This was primarily due to the lower average selling prices of our amorphous alloy cores and transformers.  Fewer units of amorphous alloy transformers sold also contributed to the decrease in net revenue. The decrease in net revenue was partly offset by the higher tonnage of amorphous alloy cores sold.

During the three months ended March 31, 2012, the average selling prices per ton of amorphous alloy cores were 11.2% lower, compared with the same period of 2011. The lower average prices of amorphous alloy cores were partly due to the decrease in the average purchase prices of our primary raw material (a portion of the cost savings were passed onto customers) and partly due to our marketing strategy to attract more orders.

During the three months ended March 31, 2012, the average selling prices per unit of amorphous alloy transformers were 6.2% lower, compared with the same period of 2011. The lower average unit prices of amorphous alloy transformers were primarily due to the overall price adjustment in the amorphous alloy transformers industry.

Cost of Goods Sold

	Three Months Ended March 31,				%
	2012		2011		change
	COGS	%	COGS	%
Amorphous Alloy Core	$4,016,839	74.1%	$4,467,471	75.8%	-10.1%
Amorphous Alloy Transformer	1,401,135	25.9%	1,426,639	24.2%	-1.8%
Total:	$5,417,974	100.0%	$5,894,110	100.0%	-8.1%

Cost of goods sold decreased $476,136 or 8.1% during the three months ended March 31, 2012, compared to the same period of 2011. This was mainly due to the lower average prices of primary raw material.  Fewer amorphous alloy transformers sold in the quarter also contributed to the decrease in cost of goods sold. The decrease in cost of goods sold was partly offset by the cost of goods sold incurred by the higher tonnage of amorphous alloy cores sold.

The average purchase prices of the primary raw material, amorphous alloy strip, decreased 15.3% in the first quarter of 2012, compared to the same period of 2011 in part due to the increase in the purchase mix of the lower priced domestically made raw material and in part due to the decrease in the price of amorphous alloy strip supplied by the world’s main supplier

Gross Profit

	Three Months Ended March 31,				%
	2012		2011		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,466,695	26.7%	$1,385,358	23.7%	5.9%
Amorphous Alloy Transformer	370,673	20.9%	450,730	24.0%	-17.8%
Total:	$1,837,368	25.3%	$1,836,088	23.8%	0.1%

Gross profit increased $1,280 or 0.1% during the three months ended March 31, 2012, compared to the same period of 2011. The slight increase of gross profit in the quarter was primarily due to the lower cost of goods sold associated with amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) increased 1.5 percentage points to 25.3% in the first quarter of 2012 from 23.8% in the first quarter of 2011. This was mainly due to the lower average prices of primary raw material in the first quarter of 2012 compared to the same period of 2011.

Selling, General and Administration Expenses

	Three Months Ended March 31,
	2012	2011	% Change
Selling, general and administrative expenses	$534,587	$461,297	15.9%
% of Revenue	7.4%	6.0%

Selling, general, and administrative (“SG&A”) expenses increased by $73,290 or 15.9% during the three months ended March 31, 2012, compared to the same period of 2011.  The higher SG&A expenses in dollars and as a percentage of revenue in the quarter were mainly due to an increase in administrative personnel expenses of $58,787 resulting from higher director and officer insurance and higher salary and related employee benefit, and an increase in professional fee of $49,102 resulting from higher audit and investor relations service fees.  The increase in SG&A was partly offset by a decrease in sales related tax levy of $28,931.

Income Taxes

	Three Months Ended March 31,
	2012	2011
Income taxes	$260,004	$266,402
Effective tax rate	20.0%	19.1%

The decrease in the income taxes for the three months ended March 31, 2012 compared to the same period of 2011 was mainly due to the lower taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rate for the three months ended March 31, 2012 was slightly higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the three months ended March 31, 2012, net income was $1,042,360 compared to $1,128,350 for the corresponding period of 2011, a decrease of $85,990 or 7.6%. The decrease in net income was mainly due to the higher SG&A expenses.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	March 31, 2012	December 31, 2011
Cash	$24,541,712	$23,090,102
Working capital	$25,358,124	$23,894,257
Stockholders' equity	$36,136,443	$34,867,588

The following table shows the movements of our cash for the periods presented.

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$1,318,996	$1,157,492
Net cash (used in) provided by investing activities	(852)	328,334
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	133,466	85,946
Net increase in cash	$1,451,610	$1,571,772

Operating activities:

For the three months ended March 31, 2012, net cash provided by operating activities was $1,318,996. This was primarily due to net income of $1,042,360, adjusted by non-cash related expenses including depreciation and amortization of $270,028 and stock-based compensation of $14,125, then decreased by cash used in working capital activities of $7,517. The decrease in cash from changes in working capital activities was mainly due to an increase in inventory of $188,350, a decrease in accounts payable of $335,254, a decrease in other payables and advance from customers of $63,225 and a decrease in income tax payable of $57,068.  The cash used in working capital activities was partly offset by a decrease in prepaid expenses and other receivables of $613,593.

For the three months ended March 31, 2011, net cash provided by operating activities was $1,157,492. This was primarily due to net income of $1,128,350, adjusted by non-cash related expenses including depreciation and amortization of $153,565 and stock-based compensation of $25,186, then decreased by cash used in working capital activities of $149,609. The decrease in cash from changes in working capital activities was mainly due to an increase in accounts receivable of $418,911, and a decrease in other payables and advance from customers of $51,533.  The cash used in working capital activities was partly offset by an increase in accounts payable of $156,978, a decrease in prepaid expenses of $74,589, and a decrease in inventory of $73,730.

Investing activities:

Net cash used in investing activities was $852 for the three months ended March 31, 2012. It was primarily due to the acquisition of plant and equipment.

Net cash provided by investing activities was $328,334 for the three months ended March 31, 2011. It was primarily due to the $330,454 proceeds from disposal of long-term investment in Yan An.

Contractual Obligations

As of March 31, 2012, we prepaid $210,703 for the land use right of the new plant and are obligated to pay the remaining balance of $110,896 upon receiving the land use right certificate.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

None.

ITEM 1A  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4  MINE SAFETY DISCLOSURES

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

Dated: May 14, 2012

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