Form 10-Q
period 2012-06-30
China Power Equipment, Inc.
filed 2012-08-14
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 13 , 2012, 19,459,680 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

China Power Equipment, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,182,993	$23,090,102
Accounts receivable, net	3,626,910	1,990,127
Inventory (Note 3)	607,457	304,372
Prepaid expenses and other receivables	441,000	1,090,142
Total Current Assets	29,858,360	26,474,743

Property, plant and equipment, net (Note 4)	9,100,518	9,415,894
Intangible assets, net (Note 5)	273,717	301,653
Deposit on contract rights (Note 6)	1,140,294	1,266,504
Prepaid capital lease (Note 8)	105,912	108,111
Total Assets	$40,478,801	$37,566,905

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$911,518	$1,172,603
Other payables and advance from customers	1,039,340	889,470
Lease payable - current portion (Note 8)	2,858	2,838
Short-term loan (Note 7)	63,402	62,948
Income taxes payable	485,444	452,627
Total Current Liabilities	2,502,562	2,580,486

Long-term Liabilities
Lease payable - noncurrent portion (Note 8)	119,690	118,831
Total Long-term Liabilities	119,690	118,831

Total Liabilities	2,622,252	2,699,317

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at June 30, 2012 and 4,149,667 shares issued and outstanding at December 31, 2011 (Note 9)	4,102	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,459,680 shares issued and outstanding at June 30, 2012 and 19,412,013 shares issued and outstanding at December 31, 2011 (Note 9)	19,460	19,412
Additional paid in capital	25,840,351	25,819,701
Statutory surplus reserve fund (Note 11)	1,914,074	1,914,074
Retained earnings	7,161,785	4,422,741
Accumulated other comprehensive income	2,916,777	2,687,510
Total stockholders' equity	37,856,549	34,867,588

Total Liabilities and Stockholders' Equity	$40,478,801	$37,566,905

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net	$9,490,341	$9,697,532	$16,745,683	$17,427,730
Cost of goods sold	(6,985,282)	(7,296,777)	(12,403,256)	(13,190,887)
Gross profit	2,505,059	2,400,755	4,342,427	4,236,843

Selling, general and administrative expenses	497,553	412,876	1,032,140	874,173

Net income from operations	2,007,506	1,987,879	3,310,287	3,362,670

Other income (expenses)
Other income	31,707	-	31,707	789
Other expenses	(24)	(30)	(4,800)	(69)
Interest income	5,218	8,715	10,839	27,926
Interest expense	(1,617)	-	(2,879)	-
Total other income	35,284	8,685	34,867	28,646

Net income before income taxes	2,042,790	1,996,564	3,345,154	3,391,316

Income taxes (Note 12)	346,106	326,949	606,110	593,351

Net income	$1,696,684	$1,669,615	$2,739,044	$2,797,965

Other Comprehensive Income
Change in foreign currency translation adjustment	16,897	328,292	229,267	475,091
Comprehensive income	$1,713,581	$1,997,907	$2,968,311	$3,273,056

Earnings per share - basic (Note 10)	$0.09	$0.09	$0.14	$0.14
Earnings per share - diluted (Note 10)	$0.07	$0.07	$0.12	$0.12

Weighted average common shares outstanding:
Basic	19,459,680	19,382,013	19,438,204	19,382,013
Diluted	23,655,544	23,591,375	23,651,835	23,591,375

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$2,739,044	$2,797,965
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	553,283	302,911
Stock-based compensation	20,650	37,779
Reversal of provision for impairment on advance to suppliers	(20,001)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,622,645)	(778,205)
Inventory	(301,245)	32,395
Prepaid expenses and other receivables	677,070	124,215
Accounts payable	(270,155)	(678,552)
Other payables and advance from customers	143,785	(81,999)
Income taxes payable	29,458	72,848
Net cash provided by operating activities	1,949,244	1,829,357

Cash Flows from Investing Activities
Addition in plant and equipment	(852)	(7,791)
Addition in construction in progress	-	(2,058,792)
Proceeds from disposal of investments	-	330,454
Net cash used in investing activities	(852)	(1,736,129)

Cash Flows from Financing Activities	-	-

Effect of exchange rate changes on cash and cash equivalents:	144,499	270,256

Increase in cash and cash equivalents	2,092,891	363,484
Cash and cash equivalents, beginning of period	23,090,102	17,932,447
Cash and cash equivalents, end of period	$25,182,993	$18,295,931

Supplemental disclosure of cash flow information
Interest paid in cash	$2,879	$-
Income taxes paid in cash	$576,652	$520,503

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$48	$-

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
(Unaudited)

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

The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K.

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

Sales contract for transformer:
Method, time and venue for settlement: complete the payment within two months after delivery.
The ownership of goods: will be transferred upon the shipping of goods.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit or not be covered by federal insurance. As of June 30, 2012, cash of $20,183,690 was maintained with one single financial institution in the PRC.  In common with local practice in the PRC, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the six months ended June 30, 2012 and 2011, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Recent Accounting Pronouncements
As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

NOTE 3 – INVENTORY

Inventory consists of:

	June 30,	December 31,
	2012	2011

Raw materials	$498,317	$255,227
Work in progress	18,346	13,791
Finished goods	90,794	35,354

Total inventory	$607,457	$304,372

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30,	December 31,
	2012	2011

Plant and office building	$6,676,315	$6,628,405
Machinery and production equipment	4,686,033	4,652,406
Automobile	128,585	127,662
Office equipment	45,321	44,151
Total	11,536,254	11,452,624
Less: accumulated depreciation	(2,435,736)	(2,036,730)

Property, plant and equipment, net	$9,100,518	$9,415,894

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30,	December 31,
	2012	2011

Technical know-how	$237,760	$236,053
Amorphous Transformer Technique	364,564	361,948
Total	602,324	598,001
Less: accumulated amortization	(328,607)	(296,348)

Intangible assets, net	$273,717	$301,653

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $237,759. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $79,254. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which at the time was a related party of the Company with common owners and directors for $158,506. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $126,805.  The technology is being amortized over 10 years based on useful life estimation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The estimated future amortization expenses related to intangible assets as of June 30, 2012 are as follows:

Years Ending December 31,
2012	$30,116
2013	60,232
2014	54,949
2015	37,637
2016	31,343
Thereafter	59,440

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,426,556 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the three and six months ended June 30, 2012, $74,553 and $135,388 of the contract rights deposit were amortized and recorded in cost of goods sold, respectively.

The Company conducted the evaluation for the impairment of the asset at June 30, 2012 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $63,402 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 8 – CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,858 for the year ending December 31, 2012 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As a result, approximately $150,629 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $105,912 and $108,111 as of June 30, 2012 and December 31, 2011, respectively.

Future minimum lease payments as of June 30, 2012 are as follows based on the 10% discounted factor:

For the period ending December 31:
2012	$2,858
2013	3,161
2014	3,496
2015	3,867
2016	4,277
Thereafter	104,889
Less Current Portion	(2,858)
Long Term Portion	$119,690

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CAPITAL COMMITMENTS

As of June 30, 2012 and December 31, 2011, the Company had capital commitments to purchase land use right of $110,954 and $110,158, respectively.

OPERATING LEASE

The Company is committed to a lease for its office in Xi’an, PRC expiring on January 18, 2013. Minimum lease payments of $35,726 annually are required until January 18, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. During the period ended June 30, 2012, 47,667 shares of the Series B Preferred stock were converted into 47,667 shares of common stock. At June 30, 2012 and December 31, 2011, 4,102,000 and 4,149,667 shares are outstanding respectively.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At June 30, 2012, the Company has 100,000,000 shares of common stock authorized and 19,459,680 shares issued and outstanding at par value $0.001 per share.

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

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the six months ended June 30, 2012:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2011	1,000,000	$2.40
Warrants outstanding, June 30, 2012	1,000,000	$2.40

Exercisable as of June 30, 2012	1,000,000	$2.40

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes the activities for the Company’s options for the six months ended June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2011	150,000	$1.26	2.8
Cancelled	(125,000)	$1.47	2.4
Balance at June 30, 2012	25,000	$0.23	2.0
Vested and exercisable as of June 30, 2012	25,000	$0.23	2.0

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2012 and the related exercise price of the underlying options, was $5,500 for outstanding and exercisable options as of June 30, 2012.

At June 30, 2012, there was no unrecognized compensation cost related to outstanding stock options.

On May 17, 2012, the Company granted 80,000 restricted stock awards (RSAs) to an officer of the Company to replace 125,000 stock options previously granted to this officer. The incremental compensation cost of $7,631 resulting from the replacement of stock options by RSAs will be amortized over the vesting periods of the newly granted RSAs. The incremental compensation cost was measured as the excess of the fair value of the RSAs over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date.

Restricted stock awards (RSAs)

The Company has granted RSAs to certain officers of the Company for their services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	32,500	$0.84
Granted	80,000	$0.42
Vested	(25,000)	$0.83
Unvested at June 30, 2012	87,500	$0.46

As of June 30, 2012, there was $14,156 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.36 years. Out of 202,877 granted RSAs, 30,000 shares of restricted stock were issued during the year ended December 31, 2011.

For the six months ended June 30, 2012, stock-based compensation expense of $20,650 was included in general and administrative expenses.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,696,684	$1,669,615	$2,739,044	$2,797,965

Denominator:
Weighted average common shares outstanding	19,459,680	19,382,013	19,438,204	19,382,013
Basic earnings per share	$0.09	$0.09	$0.14	$0.14

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,696,684	$1,669,615	$2,739,044	$2,797,965

Denominator:
Weighted average common shares outstanding	19,459,680	19,382,013	19,438,204	19,382,013
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,102,000	4,149,667	4,123,476	4,149,667
Stock warrants, options and awards	93,864	59,695	90,155	59,695

Shares used in computing diluted earnings per share	23,655,544	23,591,375	23,651,835	23,591,375
Diluted earnings per share	$0.07	$0.07	$0.12	$0.12

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

The Company has appropriated $1,914,074 and $1,914,074 as reserve for the statutory surplus reserve requirement as of June 30, 2012 and December 31, 2011.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2012 and 2011 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the six months ended June 30, 2012 and 2011 and as long as Zhongxi meets the high-tech enterprise qualification.

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

For the six months ended June 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 14 – CONCENTRATION

For the six months ended June 30, 2012, three suppliers accounted for 86% of the Company’s total purchases and three customers accounted for 33% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

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

Recent Accounting Pronouncements

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

Results of Operations

Revenues

	Three Months Ended June 30,				%
	2012		2011		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$6,946,198	73.2%	$7,000,062	72.2%	(0.8)%
Amorphous Alloy Transformer	2,544,143	26.8%	2,697,470	27.8%	(5.7)%
Total:	$9,490,341	100.0%	$9,697,532	100.0%	(2.1)%

	Six Months Ended June 30,				%
	2012		2011		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$12,429,732	74.2%	$12,852,891	73.7%	(3.3)%
Amorphous Alloy Transformer	4,315,951	25.8%	4,574,839	26.3%	(5.7)%
Total:	$16,745,683	100.0%	$17,427,730	100.0%	(3.9)%

Total net revenues decreased $207,191 or 2.1% and $682,047 or 3.9% during the quarter and six months ended June 30, 2012, respectively, compared to the same periods of 2011. This was primarily due to the lower average selling prices of our amorphous alloy cores and transformers.  Fewer units of amorphous alloy transformers sold in the second quarter and the first half of 2012 also contributed to the decrease in net revenue. The decrease in net revenue was partly offset by the higher tonnage of amorphous alloy cores sold in the second quarter and the first half of 2012.

During the quarter and six months ended June 30, 2012, the average selling prices per ton of amorphous alloy cores were 9.5% and 10.3% lower, respectively, compared with the same periods of 2011. The lower average prices of amorphous alloy cores were partly due to the decrease in the average purchase prices of our primary raw material (a portion of the cost savings were passed onto customers) and partly due to our marketing strategy to attract more orders.

During the quarter and six months ended June 30, 2012, the average selling prices per unit of amorphous alloy transformers were 1.8% and 3.7% lower, respectively, compared with the same periods of 2011. The lower average unit prices of amorphous alloy transformers were primarily due to the overall price adjustment in the amorphous alloy transformers industry.

Cost of Goods Sold

	Three Months Ended June 30,				%
	2012		2011		change
	COGS	%	COGS	%
Amorphous Alloy Core	$5,073,854	72.6%	$5,268,633	72.2%	(3.7)%
Amorphous Alloy Transformer	1,911,428	27.4%	2,028,144	27.8%	(5.8)%
Total:	$6,985,282	100.0%	$7,296,777	100.0%	(4.3)%

	Six Months Ended June 30,				%
	2012		2011		change
	COGS	%	COGS	%
Amorphous Alloy Core	$9,090,693	73.3%	$9,736,104	73.8%	(6.6)%
Amorphous Alloy Transformer	3,312,563	26.7%	3,454,783	26.2%	(4.1)%
Total:	$12,403,256	100.0%	$13,190,887	100.0%	(6.0)%

Cost of goods sold decreased $311,495 or 4.3% and 787,631 or 6.0% during the quarter and six months ended June 30, 2012, respectively, compared to the same periods of 2011. This was mainly due to the lower average prices of primary raw material.  Fewer amorphous alloy transformers sold in the second quarter and the first half of 2012 also contributed to the decrease in cost of goods sold.  The decrease in cost of goods sold was partly offset by the cost of goods sold incurred from the higher tonnage of amorphous alloy cores sold in the second quarter and the first half of 2012.

The average purchase prices of the primary raw material, amorphous alloy strip, decreased 12.7% and 13.7% in the second quarter and the first half of 2012, respectively, compared to the same periods of 2011 in part due to the increase in the purchase mix of the lower priced domestically made raw material and in part due to the decrease in the price of amorphous alloy strip supplied by the world’s main supplier.

Gross Profit

	Three Months Ended June 30,				%
	2012		2011		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,872,344	27.0%	$1,731,429	24.7%	8.1%
Amorphous Alloy Transformer	632,715	24.9%	669,326	24.8%	(5.5)%
Total:	$2,505,059	26.4%	$2,400,755	24.8%	4.3%

	Six Months Ended June 30,				%
	2012		2011		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$3,339,039	26.9%	$3,116,787	24.2%	7.1%
Amorphous Alloy Transformer	1,003,388	23.2%	1,120,056	24.5%	(10.4)%
Total:	$4,342,427	25.9%	$4,236,843	24.3%	2.5%

Gross profit increased $104,304 or 4.3% and $105,584 or 2.5% during the quarter and six months ended June 30, 2012, respectively, compared to the same periods of 2011. The increases of gross profit in the second quarter and the first half of 2012 were primarily due to the lower cost of goods sold associated with amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) increased 1.6 percentage points to 26.4% in the second quarter of 2012 from 24.8% in the second quarter of 2011, and increased 1.6 percentage points to 25.9% in the first half of 2012 from 24.3% in the first half of 2011. This was mainly because the average prices of primary raw material decreased to a greater extent than average selling prices of our amorphous alloy cores and transformers in the second quarter and the first half of 2012 compared to the same periods of 2011.

Selling, General and Administration Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative expenses	$497,553	$412,876	20.5%	$1,032,140	$874,173	18.1%
% of Revenue	5.2%	4.3%		6.2%	5.0%

Selling, general, and administrative (“SG&A”) expenses increased by $84,677 or 20.5% and $157,967 or 18.1% during the quarter and six months ended June 30, 2012, respectively, compared to the same periods of 2011.  The higher SG&A expenses in dollars and as a percentage of revenue in the second quarter and the first half of 2012 were mainly due to an increase in administrative personnel expenses of $107,275 and $199,063, respectively, resulting from higher director and officer insurance and higher salary and related employee benefit.  The increase in SG&A in the first half of 2012 was partly offset by a decrease in sales related tax levy of $34,264.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income taxes	$346,106	$326,949	$606,110	$593,351
Effective tax rate	16.9%	16.4%	18.1%	17.5%

The increase in the income taxes for the quarter ended June 30, 2012 compared to the same period of 2011 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The increase in the income taxes for the first half of 2012 compared to the same period of 2011 was mainly due to the foreign exchange translation effect from the weaker US dollar against Chinese RMB. The effective tax rates was slightly higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended June 30, 2012, net income was $1,696,684 compared to $1,669,615 for the corresponding period of 2011, an increase of $27,069 or 1.6%. The increase in net income was mainly due to the higher gross profit, offset by higher SG&A expenses and income taxes.

For the six months ended June 30, 2012, net income was $2,739,044 compared to $2,797,965 for the corresponding period of 2011, a decrease of $58,921 or 2.1%. The decrease in net income was mainly due to the higher SG&A expenses and income taxes, offset to a certain extent by higher gross profit.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	June 30, 2012	December 31, 2011
Cash	$25,182,993	$23,090,102
Working capital	$27,355,798	$23,894,257
Stockholders' equity	$37,856,549	$34,867,588

The following table shows the movements of our cash for the periods presented.

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$1,949,244	$1,829,357
Net cash (used in) investing activities	(852)	(1,736,129)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	144,499	270,256
Net increase in cash	$2,092,891	$363,484

Operating activities:

For the six months ended June 30, 2012, net cash provided by operating activities was $1,949,244. This was primarily due to net income of $2,739,044, adjusted by non-cash related expenses including depreciation and amortization of $553,283, stock-based compensation of $20,650 and reversal of impairment on advance to suppliers of $20,001, then reduced by unfavorable changes in working capital of $1,343,732. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $1,622,645, an increase in inventory of $301,245 and a decrease in accounts payable of $270,155, partly offset by a decrease in prepaid expenses and other receivables of $677,070 and an increase in other payables and advance from customers of $143,785.

For the six months ended June 30, 2011, net cash provided by operating activities was $1,829,357. This was primarily due to net income of $2,797,965, adjusted by non-cash related expenses including depreciation and amortization of $302,911 and stock-based compensation of $37,779, then reduced by unfavorable changes in working capital of $1,309,298. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $778,205 arising from higher revenues, a decrease in accounts payable of $678,552 and a decrease in other payables and advance from customers of $81,999, partly offset by a decrease in prepaid expenses of $124,215.

Investing activities:

Net cash used in investing activities was $852 for the six months ended June 30, 2012. It was primarily due to the acquisition of plant and equipment.

Net cash used in investing activities was $1,736,129 for the six months ended June 30, 2011. It was primarily due to the $2,058,792 spent on construction in progress, partly offset by the $330,454 proceeds from disposal of long-term investment in Yan An.

Contractual Obligations

As of June 30, 2012, we prepaid $210,813 for the land use right of the new plant in the Jingyang Yongle Industrial Zone and are obligated to pay the remaining balance of $110,954 upon receiving the land use right certificate.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 14, 2012

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