Form 10-Q
period 2012-09-30
China Power Equipment, Inc.
filed 2012-11-14
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

 Yongle Industry Zone,
Jingyang Industry Concentration Area
Shaanxi, P.R.China 713702
(Address of Principal Executive Offices including zip code)

86-29-62619758
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

As of November 12, 2012, 19,459,680 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

China Power Equipment, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,922,324	$23,090,102
Accounts receivable, net	7,205,074	1,990,127
Inventory (Note 3)	844,826	304,372
Prepaid expenses and other receivables	2,931,753	1,090,142
Total Current Assets	32,903,977	26,474,743

Property, plant and equipment, net (Note 4)	8,896,792	9,415,894
Intangible assets, net (Note 5)	258,245	301,653
Deposit on contract rights (Note 6)	1,058,395	1,266,504
Prepaid capital lease (Note 8)	104,254	108,111
Total Assets	$43,221,663	$37,566,905

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,642,829	$1,172,603
Other payables and advance from customers	941,402	889,470
Lease payable - current portion (Note 8)	2,854	2,838
Short-term loan (Note 7)	63,301	62,948
Income taxes payable	551,867	452,627
Total Current Liabilities	3,202,253	2,580,486

Long-term Liabilities
Lease payable - noncurrent portion (Note 8)	119,499	118,831
Total Long-term Liabilities	119,499	118,831

Total Liabilities	3,321,752	2,699,317

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at September 30, 2012 and 4,149,667 shares issued and outstanding at December 31, 2011 (Note 9)	4,102	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,459,680 shares issued and outstanding at September 30, 2012 and 19,412,013 shares issued and outstanding at December 31, 2011 (Note 9)	19,460	19,412
Additional paid in capital	25,848,783	25,819,701
Statutory surplus reserve fund (Note 11)	1,914,074	1,914,074
Retained earnings	9,253,186	4,422,741
Accumulated other comprehensive income	2,860,306	2,687,510
Total stockholders' equity	39,899,911	34,867,588

Total Liabilities and Stockholders' Equity	$43,221,663	$37,566,905

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net	$10,675,377	$10,288,401	$27,421,060	$27,716,131
Cost of goods sold	(7,822,520)	(7,786,511)	(20,225,776)	(20,977,398)
Gross profit	2,852,857	2,501,890	7,195,284	6,738,733

Selling, general and administrative expenses	353,678	437,119	1,385,818	1,311,292

Net income from operations	2,499,179	2,064,771	5,809,466	5,427,441

Other income (expenses)
Other income	-	-	31,707	789
Other expenses	(11)	(21)	(4,811)	(90)
Interest income	4,858	3,733	15,697	31,659
Interest expense	-	-	(2,879)	-
Total other income	4,847	3,712	39,714	32,358

Net income before income taxes	2,504,026	2,068,483	5,849,180	5,459,799

Income taxes (Note 12)	412,625	370,788	1,018,735	964,139

Net income	$2,091,401	$1,697,695	$4,830,445	$4,495,660

Other Comprehensive Income
Change in foreign currency translation adjustment	(56,471)	324,875	172,796	799,965
Comprehensive income	$2,034,930	$2,022,570	$5,003,241	$5,295,625

Earnings per share - basic (Note 10)	$0.11	$0.09	$0.25	$0.23
Earnings per share - diluted (Note 10)	$0.09	$0.07	$0.20	$0.19

Weighted average common shares outstanding:
Basic	19,459,680	19,382,013	19,445,415	19,382,013
Diluted	23,671,770	23,581,945	23,657,641	23,588,610

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$4,830,445	$4,495,660
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	841,720	531,719
Stock-based compensation	29,083	69,379
Reversal of provision for impairment on advance to suppliers	(20,001)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,206,039)	(759,905)
Inventory	(539,547)	54,966
Prepaid expenses and other receivables	(1,813,974)	(359,977)
Accounts payable	462,497	(623,706)
Other payables and advance from customers	47,445	(150,719)
Income taxes payable	96,646	112,142
Net cash (used in) provided by operating activities	(1,271,725)	3,369,559

Cash Flows from Investing Activities
Addition in plant and equipment	(3,557)	(2,052,747)
Addition in construction in progress	-	(576,395)
Proceeds from disposal of investments	-	330,454
Net cash used in investing activities	(3,557)	(2,298,688)

Cash Flows from Financing Activities	-	-

Effect of exchange rate changes on cash and cash equivalents:	107,504	444,258

(Decrease) Increase in cash and cash equivalents	(1,167,778)	1,515,129
Cash and cash equivalents, beginning of period	23,090,102	17,932,447
Cash and cash equivalents, end of period	$21,922,324	$19,447,576

Supplemental disclosure of cash flow information
Interest paid in cash	$2,879	$-
Income taxes paid in cash	$922,090	$851,998

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$48	$-

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
3) All the matters of Zhongxi, including internal financial management, day-to-day operation, external contract execution and performance, tax filing and payment, change of rights and personnel, etc., shall be controlled and managed by An Sen in all aspects.
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

Unaudited Interim Financial Information
These financial statements and other financial information included in this quarterly report on Form 10-Q are unaudited, with the exception of the December 31, 2011 balance sheet which was derived from audited financial statements. These unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

The material terms of the Company’s sales include the following.

Sales contract for Amorphous Metal Distribution Transformer Core:
Payment term: complete the payment within one month after delivery.
Responsibility of any breach: if the buyer cannot pay on time, the fine for any breach should be paid by the buyer, the fine is 20% of the part of the contract not executed.
Time for quality guarantee and raising an objection: within 10 days if find defective after receiving the goods.

Sales contract for transformer:
Method, time and venue for settlement: complete the payment within three months after delivery.
The ownership of goods: will be transferred upon the shipping of goods.
Seller's obligation related to the quality: warranty for one year from delivery.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit or not be covered by federal insurance. As of September 30, 2012, cash of $20,113,236 was maintained with one single financial institution in the PRC.  In common with local practice in the PRC, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the nine months ended September 30, 2012 and 2011, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented. In addition, all tangible and intangible assets are located in the PRC.

Recent Accounting Pronouncements
As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

NOTE 3 – INVENTORY

Inventory consists of:

	September 30,	December 31,
	2012	2011

Raw materials	$716,060	$255,227
Work in progress	17,998	13,791
Finished goods	110,768	35,354

Total inventory	$844,826	$304,372

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2012	2011

Plant and office building	$6,665,643	$6,628,405
Machinery and production equipment	4,681,248	4,652,406
Automobile	128,379	127,662
Office equipment	45,249	44,151
Total	11,520,519	11,452,624
Less: accumulated depreciation	(2,623,727)	(2,036,730)

Property, plant and equipment, net	$8,896,792	$9,415,894

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30,	December 31,
	2012	2011

Technical know-how	$237,380	$236,053
Amorphous Transformer Technique	363,981	361,948
Total	601,361	598,001
Less: accumulated amortization	(343,116)	(296,348)

Intangible assets, net	$258,245	$301,653

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $237,379. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $79,126. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which at the time was a related party of the Company with common owners and directors for $158,254. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $126,602.  The technology is being amortized over 10 years based on useful life estimation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The estimated future amortization expenses related to intangible assets as of September 30, 2012 are as follows:

Years Ending December 31,
2012	$15,033
2013	60,132
2014	54,860
2015	37,575
2016	31,293
Thereafter	59,352

NOTE 6 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,424,276 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the three and nine months ended September 30, 2012, $80,076 and $215,224 of the contract rights deposit were amortized and recorded in cost of goods sold, respectively.

The Company conducted the evaluation for the impairment of the asset at September 30, 2012 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 7 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $63,301 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 8 – CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $2,854 for the year ending December 31, 2012 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As a result, approximately $150,389 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $104,254 and $108,111 as of September 30, 2012 and December 31, 2011, respectively.

Future minimum lease payments as of September 30, 2012 are as follows based on the 10% discounted factor:

For the period ending December 31:
2012	$2,854
2013	3,156
2014	3,491
2015	3,861
2016	4,270
Thereafter	104,721
Less Current Portion	(2,854)
Long Term Portion	$119,499

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CAPITAL COMMITMENTS

As of September 30, 2012 and December 31, 2011, the Company had capital commitments to purchase land use right of $110,777 and $110,158, respectively.

OPERATING LEASE

The Company is committed to a lease for its office in Xi’an, PRC expiring on August 31, 2014. Minimum lease payments of $14,243 annually are required until August 31, 2014.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. During the period ended September 30, 2012, 47,667 shares of the Series B Preferred stock were converted into 47,667 shares of common stock. At September 30, 2012 and December 31, 2011, 4,102,000 and 4,149,667 shares are outstanding respectively.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At September 30, 2012, the Company has 100,000,000 shares of common stock authorized and 19,459,680 shares issued and outstanding at par value $0.001 per share.

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

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the nine months ended September 30, 2012:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2011	1,000,000	$2.40
Warrants outstanding, September 30, 2012	1,000,000	$2.40

Exercisable as of September 30, 2012	1,000,000	$2.40

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes the activities for the Company’s options for the nine months ended September 30, 2012:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2011	150,000	$1.26	2.0
Cancelled	(125,000)	$1.47	2.1
Balance at September 30, 2012	25,000	$0.23	1.7
Vested and exercisable as of September 30, 2012	25,000	$0.23	1.7

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2012 and the related exercise price of the underlying options, was $1,250 for outstanding and exercisable options as of September 30, 2012.

At September 30, 2012, there was no unrecognized compensation cost related to outstanding stock options.

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

Restricted stock awards (RSAs)

The Company has granted RSAs to certain officers of the Company for their services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	32,500	$0.84
Granted	80,000	$0.42
Vested	(52,500)	$0.68
Unvested at September 30, 2012	60,000	$0.42

As of September 30, 2012, there was $5,723 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.4 years. Out of 202,877 granted RSAs, 30,000 shares of restricted stock were issued during the year ended December 31, 2011.

For the nine months ended September 30, 2012, stock-based compensation expense of $29,083 was included in general and administrative expenses.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$2,091,401	$1,697,695	$4,830,445	$4,495,660

Denominator:
Weighted average common shares outstanding	19,459,680	19,382,013	19,445,415	19,382,013
Basic earnings per share	$0.11	$0.09	$0.25	$0.23

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$2,091,401	$1,697,695	$4,830,445	$4,495,660

Denominator:
Weighted average common shares outstanding	19,459,680	19,382,013	19,445,415	19,382,013
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,102,000	4,149,667	4,116,265	4,149,667
Stock warrants, options and awards	110,090	50,265	95,961	56,930
Shares used in computing diluted earnings per share	23,671,770	23,581,945	23,657,641	23,588,610
Diluted earnings per share	$0.09	$0.07	$0.20	$0.19

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

The Company has appropriated $1,914,074 and $1,914,074 as reserve for the statutory surplus reserve requirement as of September 30, 2012 and December 31, 2011.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2012 and 2011 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the nine months ended September 30, 2012 and 2011 and as long as Zhongxi meets the high-tech enterprise qualification.

Current PRC Tax Law also imposes a 10% withholding tax on all dividends paid by PRC companies to non-PRC shareholders  unless any foreign shareholder’s jurisdiction has a tax treaty with the PRC that provides for a different withholding arrangement and contains rules governing such matters as international transfer pricing.  No provision for withholding nor other tax on the undistributed earnings of the PRC companies has been made as the earnings of these PRC companies, in the opinion of the management, will be reinvested indefinitely.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 14 – CONCENTRATION

For the nine months ended September 30, 2012, three suppliers accounted for 85% of the Company’s total purchases and three customers accounted for 28% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

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

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact our financial position and results of operations.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets. We have determined that our property, plant and equipment have the following estimated useful lives:

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

Results of Operations

Revenues

	Three Months Ended September 30,				%
	2012		2011		Change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$7,376,245	69.1%	$7,505,974	73.0%	(1.7	) %
Amorphous Alloy Transformer	3,299,132	30.9%	2,782,427	27.0%	18.6%
Total:	$10,675,377	100.0%	$10,288,401	100.0%	3.8%

	Nine Months Ended September 30,				%
	2012		2011		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$19,805,977	72.2%	$20,358,865	73.5%	(2.7	) %
Amorphous Alloy Transformer	7,615,083	27.8%	7,357,266	26.5%	3.5%
Total:	$27,421,060	100.0%	$27,716,131	100.0%	(1.1	) %

Total net revenues increased $386,976 or 3.8% and decreased $295,071 or 1.1% during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods of 2011. The increase in the third quarter was mainly due to higher tonnage of amorphous alloy cores sold and more units of amorphous alloy transformers sold as we continued to ramp up the production capacity utilization at our new amorphous alloy transformer production line.  This increase in net revenue was partly offset by the lower average selling prices of amorphous alloy cores and transformers.  The decrease in the first nine months of 2012 was primarily due to the lower average selling prices of our amorphous alloy cores and transformers, partly offset by the higher tonnage of amorphous alloy cores and more units of amorphous alloy transformers sold.

During the quarter and nine months ended September 30, 2012, the average selling prices per ton of amorphous alloy cores were 4.3% and 8.1% lower, respectively, compared with the same periods of 2011. The lower average prices of amorphous alloy cores were partly due to the decrease in the average purchase prices of our primary raw material (a portion of the cost savings were passed onto customers) and partly due to our marketing strategy to attract more orders.

During the quarter and nine months ended September 30, 2012, the average selling prices per unit of amorphous alloy transformers were 5.1% and 4.5% lower, respectively, compared with the same periods of 2011. The lower average unit prices of amorphous alloy transformers were primarily due to the overall price adjustment in the amorphous alloy transformers industry as amorphous alloy technologies mature. Also, we are able to sell our in-house produced amorphous alloy transformers at more competitive prices.

Cost of Goods Sold

	Three Months Ended September 30,				%
	2012		2011		change
	COGS	%	COGS	%
Amorphous Alloy Core	$5,400,730	69.0%	$5,687,321	73.0%	(5.0	) %
Amorphous Alloy Transformer	2,421,790	31.0%	2,099,190	27.0%	15.4%
Total:	$7,822,520	100.0%	$7,786,511	100.0%	0.5%

	Nine Months Ended September 30,				%
	2012		2011		change
	COGS	%	COGS	%
Amorphous Alloy Core	$14,491,423	71.6%	$15,423,425	73.5%	(6.0	) %
Amorphous Alloy Transformer	5,734,353	28.4%	5,553,973	26.5%	3.2%
Total:	$20,225,776	100.0%	$20,977,398	100.0%	(3.6	) %

Cost of goods sold increased $36,009 or 0.5% and decreased $751,622 or 3.6% during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods of 2011. The increase in the third quarter was mainly due to more units of amorphous alloy transformers sold, partly offset by the lower average prices of primary raw material.  The decrease in the first nine months of 2012 was primarily due to the lower average prices of primary raw material, partly offset by the cost of goods sold incurred from more units of amorphous alloy transformers sold.

The average purchase prices of the primary raw material, amorphous alloy strip, decreased 6.1% and 11.1% in the third quarter and the first nine months of 2012, respectively, compared to the same periods of 2011 in part due to the increase in the purchase mix of the lower priced domestically made raw material and in part due to the decrease in the price of amorphous alloy strip supplied by the world’s main supplier.

Gross Profit

	Three Months Ended September 30,				%
	2012		2011		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,975,515	26.8%	$1,818,653	24.2%	8.6%
Amorphous Alloy Transformer	877,342	26.6%	683,237	24.6%	28.4%
Total:	$2,852,857	26.7%	$2,501,890	24.3%	14.0%

	Nine Months Ended September 30,				%
	2012		2011		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$5,314,554	26.8%	$4,935,440	24.2%	7.7%
Amorphous Alloy Transformer	1,880,730	24.7%	1,803,293	24.5%	4.3%
Total:	$7,195,284	26.2%	$6,738,733	24.3%	6.8%

Gross profit increased $ 350,967 or 14.0% and $ 456,551 or 6.8% during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods of 2011. The increases of gross profit in the third quarter and the first nine months of 2012 were primarily due to the higher sales from amorphous alloy transformers and lower cost of goods sold associated with amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) increased 2.4 percentage points to 26.7% in the third quarter of 2012 from 24.3% in the third quarter of 2011, and increased 1.9 percentage points to 26.2% in the first nine months of 2012 from 24.3% in the first nine months of 2011. This was mainly due to that the average prices of primary raw material decreased to a greater extent than average selling prices of our amorphous alloy cores and transformers in the third quarter and the first nine months of 2012 compared to the same periods of 2011 as well as the lower costs of in-house produced amorphous alloy transformers in the third quarter.

Selling, General and Administration Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative expenses	$353,678	$437,119	(19.1)%	$1,385,818	$1,311,292	5.7%
% of Revenue	3.3%	4.2%		5.1%	4.7%

Selling, general, and administrative (“SG&A”) expenses decreased by $83,441 or 19.1% and increased by $74,526 or 5.7% during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.

The lower SG&A expenses in dollars and as a percentage of revenue in the third quarter of 2012 were mainly due to a decrease in professional fee of $48,303, a decrease in administrative personnel expenses of $31,329 resulting from lower director and officer insurance expenses upon the insurance policy renewal in July and lower staff travel expenses, and a decrease in stock-based compensation expense of $23,167. The decrease in SG&A in the third quarter of 2012 was partly offset by an increase in sales-related tax levy of $13,711 due to the higher sales.

The higher SG&A expenses in dollars and as a percentage of revenue in the first nine months of 2012 were mainly due to an increase in administrative personnel expenses of $167,734 resulting from higher director and officer insurance and higher salary and related employee benefit, partly offset by a decrease in professional fee of $40,280 and a decrease in stock based compensation expense of $40,296.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income taxes	$412,625	$370,788	$1,018,735	$964,139
Effective tax rate	16.5%	17.9%	17.4%	17.7%

The increase in the income taxes for the quarter and nine months ended September 30, 2012 compared to the same periods of 2011 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rates was slightly higher compared to consolidated net income because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended September 30, 2012, net income was $2,091,401 compared to $1,697,695 for the corresponding period of 2011, an increase of $393,706 or 23.2%. The increase in net income was mainly due to the higher gross profit, lower SG&A expenses, offset by higher income taxes.

For the nine months ended September 30, 2012, net income was $4,830,445 compared to $4,495,660 for the corresponding period of 2011, an increase of $334,785 or 7.4%. The increase in net income was mainly due to the higher gross profit, offset by higher SG&A expenses and income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	September 30, 2012	December 31, 2011
Cash	$21,922,324	$23,090,102
Working capital	$29,701,724	$23,894,257
Stockholders' equity	$39,899,911	$34,867,588

The following table shows the movements of our cash for the periods presented.

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(1,271,725)	$3,369,559
Net cash used in investing activities	(3,557)	(2,298,688)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	107,504	444,258
Net (decrease) increase in cash	$(1,167,778)	$1,515,129

Operating activities:

For the nine months ended September 30, 2012, net cash used by operating activities was $1,271,725. This was primarily due to net income of $4,830,445, adjusted by non-cash related expenses including depreciation and amortization of $841,720, stock-based compensation of $29,083 and reversal of impairment on advance to suppliers of $20,001, then reduced by unfavorable changes in working capital of $6,952,972. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $5,206,039 due to granting extended payment terms to customers that resulted in a longer collection period , an increase in prepaid expenses and other receivables of $1,813,974 due to a performance bond for a highway construction project and an increase in inventory of $539,547, partly offset by an increase in accounts payable of $462,497.

For the nine months ended September 30, 2011, net cash provided by operating activities was $3,369,559. This was primarily due to net income of $4,495,660, adjusted by non-cash related expenses including depreciation and amortization of $531,719 and stock-based compensation of $69,379, then reduced by unfavorable changes in working capital of $1,727,199. The unfavorable changes in working capital was mainly due to an increase in accounts receivable of $759,905 resulting from higher revenues, a decrease in accounts payable of $623,706 and an increase in prepaid expenses and other receivables of $359,977, partly offset by an increase in income tax payable of $112,142.

Investing activities:

Net cash used in investing activities was $3,557 for the nine months ended September 30, 2012. It was primarily due to the acquisition of equipment.

Net cash used in investing activities was $2,298,688 for the nine months ended September 30, 2011. It was primarily due to the acquisition of plant and equipment of $2,052,747 and the $576,395 spent on construction in progress, offset by the $330,454 proceeds from disposal of long-term investment in Yan An.

Contractual Obligations

As of September 30, 2012, we prepaid $210,476 for the land use right of the new plant in the Jingyang Yongle Industrial Zone and are obligated to pay the remaining balance of $110,777 upon receiving the land use right certificate.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 14, 2012

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