Form 10-K
period 2012-12-31
China Power Equipment, Inc.
filed 2013-04-01
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-147349

CHINA POWER EQUIPMENT, INC.
(Name of small business issuer in its charter)

Maryland	20-5101287
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

 Yongle Industry Zone,
Jingyang Industry Concentration Area
Shaanxi, P.R.China713702
(Address of principal executive offices)

Issuer’s telephone number, including area code +86-29-6261-9758

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

Large accelerated filer ☐ Accelerated Filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (9,149,300 shares) based on the price of $0.45 at which the registrant’s common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, was $4,117,185. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2013, there were outstanding 19,522,557 shares of the registrant’s common stock, par value $0.001 per share.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “RMB” or “yuan” are to the Chinese renminbi (also known as the yuan). According to the currency exchange rate published by People’s Bank of China, as of December 31, 2012, US $1.00 = RMB 6.31.

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

The amorphous alloy core, on the right, has 3,030 layers of amorphous alloy strip, weighs about 68 kilograms (149.94 pounds), and is used in an electric transformer to step down 10,000 volts to 220 volts. The assembly of the core is done by a combination of computer-controlled cutting and precision alignment of each delicate thin alloy strip, careful shaping by hand to the final form, computer-controlled heat treatment matched to the core’s specific application, then final assurance testing, finishing, and protective packaging. The typical price for this core is about RMB2,312 (about $366).

China Power currently produces the amorphous alloy core series SH15, SBH15, and DH15, as well as the transformer series that use those cores, as shown below. Since the new production lines of amorphous alloy transformers just commenced commercial production in the third quarter of 2011, it ramped up gradually. By the end of 2012, sales from the in-house produced transformers accounted for 75% of the total sales from transformer business.

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

In November 2012, the Ministry of Finance of China announced subsidies policies for energy-efficient distribution transformers. With the financial subsidies, the prices of energy-saving distribution transformers have become no big different from traditional distribution transformers’, while they have obvious advantages in comprehensive energy consumption compared to the traditional ones. In addition, State Grids, China Southern Grids and Rural Grids plan to significantly increase their usage of amorphous alloy transformers in the electric grid projects

Exit Strategy For Silicon Steel Cores and Transformers Business

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

As of December 31, 2012, China Power was granted five patents regarding its products and specialized equipment, and has received patent certificates. These new product designs are expected to effectively enrich our product portfolio, and should provide more options for our customers.

Meanwhile, our R&D department has achieved the milestone on application of domestic amorphous materials. Beginning from the third quarter of 2011, China Power used domestically-produced strips to process several models of cores for customers, which offers more options for the customers, thus, enhancing the Company’s competitiveness.

With the efforts by R&D department, as of December 2012, the sales of amorphous alloy cores made of domestically-produced strips accounted for 52.7% of total sales of cores, which played a key role to improve the gross margin of amorphous alloy cores.

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

Customers Of Zhongxi

China Power’s direct and indirect customers include China’s primary electricity generator and supplier, the State Grid Corporation of China, provincial electric suppliers, large suppliers of electrical equipment to the electrical power industry, and other electric power transformer manufacturers. In 2012, the Company successfully developed some large new customers such as customers in the oil field sector and highway construction projects.

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

Raw Materials And Principal Suppliers Of Zhongxi

Zhongxi’s amorphous alloy cores have three main raw materials: amorphous alloy strip, silicon steel sheet, and epoxy resin or 3M glue. Except for amorphous alloy strip which is purchased from both overseas and domestic suppliers in China, other materials are currently readily available domestically in China.

One of the main suppliers of amorphous alloy strip for manufacturing amorphous alloy cores is Hitachi Metals Co., Ltd.(“Hitachi”), which is the biggest manufacturer of amorphous alloy strip in the world. As the biggest manufacturer of amorphous alloy cores in northwestern China, the Company has maintained a longstanding relationship with Hitachi. Notwithstanding the fact that the supply of Hitachi’s amorphous alloy strip is outpaced by the global demand for its product, we believe our relationship with Hitachi will generally permit us to purchase sufficient amounts of material to keep up with the demand for our products. Meanwhile, since 2011, we have been scaling up amorphous alloy strip purchase from Advanced Technology & Materials Co. Ltd. ("AT&M"), which is the largest domestic supplier in China. We expect that the alternative supplier of strip reduces any potential risks relating to the materials, and will enrich our product portfolios. We signed a strategic alliance cooperative agreement with AT&M whereby we have been given priority to purchase its amorphous alloy strip products.

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

Competition

Many manufacturers are capable of producing traditional transformers, but with the government’s increasing attention on energy-saving transformers, there are about 60-80 enterprises which have the manufacturing technology of amorphous alloy transformers in China, among which only a few of them are professional and sizable. After we finish the construction of new transformer cores and transformer factory, Zhongxi is among the top levels and is one of the major professional manufacturers of amorphous alloy cores in China. The largest two are Shanghai Zhixin Electric Co., Ltd. and Beijing ZJLG Amorphous Technology Co., Ltd.

Comparative data for Zhongxi and its two main competitors in the amorphous alloy core business is shown in the table below.

	China Power	Shanghai Zhixin Electric Co. Ltd.	Beijing ZJLG Amorphous Technology Co., Ltd. (1)
Year established	2004	1998	2005
Sales in 2012 in RMB	231,765,477	1,545,921,128	171,931,200
Sales in 2012 in US $ (2)	36,768,911	244,995,424	27,247,417
Geographic market coverage	National	National	National
Annual production capacity, in metric tons (3)	6,500	20,000	6,000

(1)           2012 sales for Beijing ZJLG Amorphous Technology Co., Ltd are projected sales for year ended December 31, 2012 as its fiscal year end is June 30.

(2)           US$ amounts were translated using year 2012 average exchange rate of $1 = RMB 6.31

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

Research and Development

Research and development has been and continues to be a chief component of Zhongxi’s strategy, and it has strong independent research and development abilities. Zhongxi has five Chinese national patents: Consecutive Anneal Stove For Amorphous Metal Distribution Transformer Core (patent number ZL200620078995.4), a new amorphous alloy transformer (patent number ZL 2010 2 0195940), vacuum oiling device for amorphous alloy transformers (patent number ZL 2010 2 0195939.5), three-phase three-column amorphous alloy transformer core (patent number ZL 2010 2 0510531.2), and high-voltage coiling of 35KV amorphous oil-immersed transformers (patent number ZL201120150449.8).

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

As of December 31, 2012, we had 5 full-time employees engaging in the company-sponsored research and development.

Intellectual Property

Trademarks

Zhongxi has registered a trademark for its logo. The trademark was effective on July 21, 2011 and will expire on July 20, 2021.

Patents

As of December 31, 2012, Zhongxi had five Chinese national patents: (i) Consecutive Anneal Stove For Amorphous Metal Distribution Transformer Core, patent number ZL200620078995.4, which will expire on May 18, 2016, (ii) a new amorphous metal transformer, patent number ZL 2010 2 0195940, which will expire on May 19, 2020, (iii) vacuum oiling device for amorphous alloy transformers, patent number ZL 2010 2 0195939.5, which will expire on May 19, 2020, (iv) three-phase three-column amorphous alloy transformer core, patent number ZL 2010 2 0510531.2, which will expire on August 31, 2020, and (v) high-voltage coiling of 35KV amorphous oil-immersed transformers, patent number ZL 201120150449.8, which will expire on May 12, 2021.

Domain Names

China Power owns and operates a website under the internet domain name of http://www.chinapower-equipment.com.

ISO 9001:2008 certification

China Power received ISO 9001:2008 certification for its quality control management system in 2012. The certificate recognizes the high level of quality management systems and highest standards of product quality. This important milestone was achieved after a lengthy and comprehensive evaluation of the effectiveness of the Company’s Enterprise Resource Planning (ERP) systems and other electronic systems.

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

Risk Of Loss And Product Liability Insurance

Delivery of Zhongxi’s products is arranged by Zhongxi. Usually, Zhongxi delivers its products primarily through independent logistics companies. Its current shipping companies include Xi’an Haina Logistic Company.

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

Employees

The table below presents the number of our employees on December 31, 2012 and 2011.

Category	2012	2011

Administration	17	20
Manufacturing	47	37
Research & development	5	6
Sales & support	6	6
Total	75	69

Executive Office

Our sales department is located at Room A-402, Qinghua Science & Technology Park, No.65 Kejier Road, Xi’an, Shaanxi, China 710075. Our administrative headquarter is in our operating factory at Yongle Industry Zone, Jingyang Industry Concentration Area, Shaanxi, China 713702. Phone number is (86) 29 6261 9758.

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

We do not have any equity ownership interest in Zhongxi. We control Zhongxi through a Management Entrustment Agreement between Zhongxi and our wholly owned subsidiary An Sen. Both An Sen and Zhongxi are controlled by affiliates of Zhongxi and Alloy Science, including Mr. Song, our CEO and Chairman who holds approximately 61.2% of the shares of common stock of Zhongxi and 16.1% of our common stock, and Ms. Yarong Feng and Mr. Gouan Zhang ,affiliates of Zhongxi and An Sen who manage approximately 19.5% of our common stock as trustees for the shareholders of Alloy Science. Mr. Song is also the President and CEO of An Sen, acting CEO and President of Alloy Science, and one of the trustees for 93.8% of the Alloy Science shares held by shareholders of Alloy Science. Ms. Feng is a Director of China Power, Director of An Sen, Chief Financial Officer and Director of Zhongxi, Secretary to the Board of Directors of Alloy Science, and a Trustee for the shareholders of Alloy Science. Mr. Zhang is a Vice General Manager of China Power, Vice General Manager of An Sen, Vice General Manager and director of Zhongxi, and Trustee under Voting Trust and Escrow Agreement for Alloy Science.

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

The Protection Of Intellectual Property Rights In The PRC Is Not As Effective As In The United States Or Other Countries.

Our success depends, in part, on our ability to protect the proprietary technologies of Zhongxi. As of the date of this annual report, Zhongxi has three patents for the production technology of amorphous alloy transformers and two patents for equipment for the production of amorphous alloy cores and transformers.

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

Zhongxi relies on raw materials, especially amorphous alloy strip, to produce its products. And for amorphous alloy transformers, the main raw materials include copper, silicon steel, transformer oil, etc., in addition to in-house produced cores. Zhongxi enters into supply contracts for these raw materials. Therefore, the availability of raw materials is subject to risks of contract fulfillment from the counterparties of Zhongxi. The support of government to the amorphous alloy transformer industry may increase the demand for amorphous alloy strip, silicon steel sheet and epoxy resin, which may bring an increase in price. For the major material, amorphous alloy strip, one of the main suppliers is Hitachi Metals Co., Ltd, Currently, Hitachi’s amorphous alloy strip global supply falls short of demand. In the event that Hitachi is unable to provide us with the amorphous alloy strip we require, Zhongxi may be unable to find alternate sources, or find alternate sources at reasonable prices. In such an event, the business and financial results of Zhongxi would be materially and adversely affected.

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

Currently, Zhongxi provides a one-year warranty to its customers who have purchased its transformers. The warranties require us to replace defective equipment. As of March 28, 2013, Zhongxi has received no warranty claims for its products. Consequently, the costs associated with its warranty claims have historically been minimal, and we have therefore not established any reserve funds for potential warranty claims. If Zhongxi begins to receive warranty claims, our financial condition and results of operations could be materially adversely affected.

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

The inability to inspect may prevent the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Due to the position taken by the authorities in China, the PCAOB was prevented from conducting inspections of certain registered firms in Hong Kong to the extent that their audit clients had operations in China.

The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections. On December 3, 2012, the SEC issued an order instituting administrative proceedings against five of the largest global public accounting firms relating to work performed in the PRC and such firms’ failure to provide audit workpapers to the SEC in this regard.  An extension concerning a decision in this matter has been granted until October 2013.  We cannot predict the outcome of this matter or the effect it may have on our ability to make timely filings with the SEC.

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

RISKS RELATED TO OUR COMMON STOCK.

Our Officers And Directors Control Us Through Their Positions and Stock Ownership And Their Interests May Differ From Other Stockholders.

As of March 28, 2013, there were 19,522,557 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 18.3% of our common stock. Mr. Song, our Chairman and Chief Executive Officer, beneficially owns approximately 15.1% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Song’s interests may differ from those of other stockholders. Furthermore, ownership of 18.3% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price of our common stock. Mr. Song, Ms. Feng, who is our Director, and Mr. Xu, the Chief Engineer of Zhongxi, each respectively own 35.0%, 3.6%, and 2.3% of Alloy Science, 61.2%, 26%, and 6.3% of Zhongxi, and 16.1%, 0.9% and 1.6% of China Power. Mr. Zhang, Vice General Manager for Zhongxi, and Ms. Feng, our Director, hold 19.5% of our common stock as trustees for the stockholders of Alloy Science. In addition, Ms. Feng, our Director, and Mr. Gouan Zhang, our Vice General Manager, hold voting power over the 19.5% of our common stock as Trustees for Alloy Science stockholders. Alloy Science is not engaged in any business operations and all of the ownership rights of our officers and directors in Zhongxi are held by An Sen pursuant to the Management Entrustment Agreement

We Are Not Likely To Pay Cash Dividends In The Foreseeable Future.

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

We are authorized to issue 10,000,000 shares of preferred stock, of which 5,000,000 shares have been designated as Series B Preferred Convertible Stock. As of March 28, 2013, there were 4,102,000 shares of Series B Convertible Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Incorporation, as amended and corrected, to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

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

Zhongxi currently has two factories:

A transformer factory is located in the Xizhang Industrial Park, Daxingxi Road, Xi’an. Its total area is 5,803 square meters, and has more than 50 machines in a manufacturing area of 2,000 square meters. The land use rights of the 2,000 square meters of land at Daxinxi Road, Xizhang Industry Village are leased from Xi’an Zhengliu Dianlu Transformer Co., Ltd. (“ZD”) for an annual rent of RMB 100,000 yuan (approximately $15,848). The term of the lease is 24 years, which expires in 2028. Zhongxi currently rents the factory built on the 2,000 square meters land to ZD for an annual rent of RMB 100,000 (approximately $15,848) on a month to month basis.

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

The administrative headquarter moved to the operating factory at Yongle Industry Zone, Jingyang Industry Concentration Area,Shaanxi, China 713702. Our sales department is located at Room A-402,Qinghua Science & Technology Park, No.65 Kejier Road, Xi’an, Shaanxi, China, 710075, with an working area of 203 square meters.

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

	High	Low
Fourth Quarter 2012	$0.60	$0.23
Third Quarter 2012	$0.45	$0.25
Second Quarter 2012	$0.74	$0.35
First Quarter 2012	$0.65	$0.40
Fourth Quarter 2011	$0.90	$0.36
Third Quarter 2011	$1.01	$0.65
Second Quarter 2011	$1.30	$0.55
First Quarter 2011	$1.72	$1.05

Holders

As of March 28, 2013, there were approximately 54 holders of record of our outstanding shares of common stock. Because many of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2012 in our Reports on Form 10-Q or Form 8-K, as applicable.

Transfer Agent

The Company’s stock transfer agent is Worldwide Stock Transfer, LLC, located at 433 Hackensack Ave, Level L, Hackensack, NJ 07601. Their telephone number is (201)-820-2008, and their facsimile is (201) 820-2010.

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

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

Results of Operations

Revenues

	Year Ended December 31,				%
	2012		2011		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$26,212,191	71.3%	$26,808,370	72.5%	(2.2)%
Amorphous Alloy Transformer	10,556,720	28.7%	10,193,523	27.5%	3.6%
Total:	$36,768,911	100.0%	$37,001,893	100.0%	(0.6)%

Total net revenues decreased $232,982 or 0.6% during the year ended December 31, 2012 compared to year 2011. The decrease was primarily due to the lower average selling prices of our amorphous alloy cores and transformers, partly offset by the higher tonnage of amorphous alloy cores and more units of amorphous alloy transformers sold.

During the year ended December 31, 2012, the average selling prices per ton of amorphous alloy cores were 6.6% lower compared with the year 2011. The lower average prices of amorphous alloy cores were partly due to the decrease in the average purchase prices of our primary raw material (a portion of the cost savings were passed onto customers) and partly due to our marketing strategy to attract more orders.

During the year ended December 31, 2012, the average selling prices per unit of amorphous alloy transformers were 17.0% lower compared with the year 2011. The lower average unit prices of amorphous alloy transformers were primarily due to more units of lower priced low capacity alloy transformers sold in the fourth quarter of 2012.  In addition, the overall price adjustment in the amorphous alloy transformers industry as amorphous alloy technologies mature and our ability to sell in-house produced amorphous alloy transformers at more competitive prices also contributed to the lower average unit prices.

Cost of Goods Sold

	Year Ended December 31,				%
	2012		2011		change
	COGS	%	COGS	%
Amorphous Alloy Core	$19,159,871	70.7%	$19,998,857	72.0%	(4.2	) %
Amorphous Alloy Transformer	7,925,863	29.3%	7,782,448	28.0%	1.8%
Total:	$27,085,734	100.0%	$27,781,305	100.0%	(2.5	) %

Cost of goods sold decreased $695,571 or 2.5% during the year ended December 31, 2012 compared to the year 2011. The decrease in year 2012 was primarily due to the lower average prices of primary raw material, partly offset by the cost of goods sold incurred from higher tonnage of amorphous alloy cores and more units of amorphous alloy transformers sold.

The average purchase prices of the primary raw material, amorphous alloy strip, decreased 8.6% in year 2012 compared to year 2011 in part due to the increase in the purchase mix of the lower priced domestically made raw material and in part due to the decrease in the prices of amorphous alloy strip supplied by the world’s main supplier.

Gross Profit

	Year Ended December 31,				%
	2012		2011		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$7,052,320	26.9%	$6,809,513	25.4%	3.6%
Amorphous Alloy Transformer	2,630,857	24.9%	2,411,075	23.7%	9.1%
Total:	$9,683,177	26.3%	$9,220,588	24.9%	5.0%

Gross profit increased $462,589 or 5.0% during the year ended December 31, 2012 compared to the year 2011. The increase of gross profit in year 2012 was primarily due to the higher sales from amorphous alloy transformers and lower cost of goods sold associated with amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) increased 1.4 percentage points to 26.3% in year 2012 from 24.9% in year 2011. This was mainly due to the lower average prices of primary raw material and the lower costs of in-house produced amorphous alloy transformers in year 2012 compared to the year 2011.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2012	2011	% Change
Selling, general and administrative expenses	$1,994,171	$2,068,460	(3.6)%
% of Revenue	5.4%	5.6%

Selling, general, and administrative (“SG&A”) expenses decreased by $74,289 or 3.6% during the year ended December 31, 2012 compared to the year 2011.

The lower SG&A expenses in dollars and as a percentage of revenue in year 2012 were mainly due to a decrease in professional fee of $65,977 and a decrease in stock based compensation expense of $52,514. The decrease in SG&A in year 2012 was partly offset by an increase in administrative personnel expenses of $43,127 resulting from higher director and officer insurance and higher salary and related employee benefit.

Income Taxes

	Year Ended December 31,
	2012	2011
Income taxes	$1,340,909	$1,277,126
Effective tax rate	17.3%	17.7%

The increase in the income taxes for the year ended December 31, 2012 compared to the year 2011 was mainly due to the higher taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rates as a percentage of consolidated net income before income taxes was higher than 15%, Zhongxi’s reduced income tax rate because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the year ended December 31, 2012, net income was $6,407,072 compared to $5,925,981 for the corresponding period of 2011, an increase of $481,091 or 8.1%. The increase in net income was mainly due to the higher gross profit and lower SG&A expenses, offset by higher income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	December 31, 2012	December 31, 2011
Cash	$21,983,641	$23,090,102
Working capital	$31,629,113	$23,894,257
Stockholders' equity	$41,587,635	$34,867,588

The following table shows the movements of our cash for the periods presented.

	Year Ended December 31,
	2012	2011
Net cash (used in) provided by operating activities	$(1,255,737)	$6,296,412
Net cash (used in) investing activities	(12,954)	(1,720,822)
Net cash (used in) financing activities	(2,861)	(2,525)
Effect of exchange rate changes on cash	165,091	584,590
Net (decrease) increase in cash	$(1,106,461)	$5,157,655

Operating activities:

For the year ended December 31, 2012, net cash used in operating activities was $1,255,737. This was primarily due to net income of $6,407,072, adjusted by non-cash related expenses including depreciation and amortization of $1,118,955, stock-based compensation of $54,991 and reversal of impairment on advance to suppliers of $14,472, then reduced by unfavorable changes in working capital of $8,822,283. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $8,099,566 due to granting extended payment terms to customers that resulted in a longer collection period and an increase in prepaid expenses and other receivables of $1,901,956 due to a performance bond for a highway construction project, partly offset by an increase in accounts payable of $704,495 and an increase in other payables and advances from customers of $298,852.

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

Investing activities:

Net cash used in investing activities was $12,954 for the year ended December 31, 2012. It was primarily due to the acquisition of equipment.

Net cash used in investing activities was $1,720,822 for the year ended December 31, 2011. It was primarily due to the acquisition of plant and equipment of $2,057,209, offset by the $336,387 proceeds from disposal of the 20% equity investment in Shaanxi Yan An Amorphous Alloy Transformer Co., Ltd..

Financing activities:

Net cash used in financing activities represented principal payments on capital lease of $2,861 and $2,525 for the years ended December 31, 2012 and 2011 respectively.

Contractual Obligations

As of December 31, 2012, we prepaid $210,977 for the land use right of the new plant in the Jingyang Yongle Industrial Zone and are obligated to pay the remaining balance of $111,041 upon receiving the land use right certificate.

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

China Power Equipment, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders of
China Power Equipment, Inc.

We have audited the accompanying consolidated balance sheets of China Power Equipment, Inc. and its subsidiary and contractually controlled entity (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ Mazars CPA Limited

Certified Public Accountants
Hong Kong
April 1, 2013

China Power Equipment, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$21,983,641	$23,090,102
Accounts receivable, net	10,104,736	1,990,127
Inventory (Note 3)	135,229	304,372
Prepaid expenses and other receivables (Note 4)	3,014,017	1,090,142
Total Current Assets	35,237,623	26,474,743

Property, plant and equipment, net (Note 5)	8,734,845	9,415,894
Intangible assets, net (Note 6)	243,790	301,653
Deposit on contract rights (Note 7)	993,496	1,266,504
Prepaid capital lease (Note 9)	103,010	108,111
Total Assets	$45,312,764	$37,566,905

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,886,413	$1,172,603
Other payables and advances from customers	1,194,936	889,470
Lease payable - current portion (Note 9)	3,164	2,838
Short-term loan (Note 8)	63,452	62,948
Income taxes payable	460,545	452,627
Total Current Liabilities	3,608,510	2,580,486

Long-term Liabilities
Lease payable - noncurrent portion (Note 9)	116,619	118,831
Total Long-term Liabilities	116,619	118,831

Total Liabilities	3,725,129	2,699,317

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at December 31, 2012 and 4,149,667 shares issued and outstanding at December 31, 2011 (Note 10)	4,102	4,150
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,522,557 shares issued and outstanding at December 31, 2012 and 19,412,013 shares issued and outstanding at December 31, 2011 (Note 10)	19,523	19,412
Additional paid in capital	25,874,629	25,819,701
Statutory surplus reserve fund (Note 12)	2,415,732	1,914,074
Retained earnings	10,328,155	4,422,741
Accumulated other comprehensive income	2,945,494	2,687,510
Total Stockholders' Equity	41,587,635	34,867,588

Total Liabilities and Stockholders' Equity	$45,312,764	$37,566,905

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2012	2011

Revenue, net	$36,768,911	$37,001,893
Cost of goods sold	(27,085,734)	(27,781,305)
Gross profit	9,683,177	9,220,588

Selling, general and administrative expenses	1,994,171	2,068,460

Net income from operations	7,689,006	7,152,128

Other income (expenses)
Other income	58,699	20,554
Other expenses	(4,823)	(102)
Interest income	20,983	43,492
Interest expense	(15,884)	(12,965)
Total other income	58,975	50,979

Net income before income taxes	7,747,981	7,203,107

Income taxes (Note 13)	1,340,909	1,277,126

Net income	$6,407,072	$5,925,981

Other Comprehensive Income
Change in foreign currency translation adjustment	257,984	968,751
Comprehensive income	$6,665,056	$6,894,732

Earnings per share - basic (Note 11)	$0.33	$0.31
Earnings per share - diluted (Note 11)	$0.27	$0.25

Weighted average common shares outstanding:
Basic	19,454,326	19,388,260
Diluted	23,673,170	23,591,142

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements Of Stockholders' Equity

							Retained	Accumulated
					Additional	Statutory	Earnings	Other	Total
	Preferred Stock		Capital Stock		Paid-in	Surplus	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	deficit)	Income (Loss)	Equity

BALANCE, JANUARY 1, 2011	4,149,667	$4,150	19,382,013	$19,382	$25,712,227	$1,232,532	$(821,698)	$1,718,759	$27,865,352

Issuance of restricted stocks	-	-	30,000	30	(30)	-	-	-	-
Stock-Based Compensation	-	-	-	-	107,504	-	-	-	107,504
Transfer to statutory reserve	-	-	-	-	-	681,542	(681,542)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	5,925,981	-	5,925,981
Foreign currency translation adjustment	-	-	-	-	-	-	-	968,751	968,751
Total comprehensive income	-	-	-	-	-	-	-	-	6,894,732

BALANCE, DECEMBER 31, 2011	4,149,667	4,150	19,412,013	19,412	25,819,701	1,914,074	4,422,741	2,687,510	34,867,588

Conversion of Series B preferred stock	(47,667)	(48)	47,667	48	-	-	-	-	-
Issuance of restricted stocks	-	-	62,877	63	(63)	-	-	-	-
Stock-Based Compensation	-	-	-	-	54,991	-	-	-	54,991
Transfer to statutory reserve	-	-	-	-	-	501,658	(501,658)	-	-
Comprehensive income:
Net income	-	-	-	-	-	-	6,407,072	-	6,407,072
Foreign currency translation adjustment	-	-	-	-	-	-	-	257,984	257,984
Total comprehensive income	-	-	-	-	-	-	-	-	6,665,056

BALANCE, DECEMBER 31, 2012	4,102,000	$4,102	19,522,557	$19,523	$25,874,629	$2,415,732	$10,328,155	$2,945,494	$41,587,635

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net income	$6,407,072	$5,925,981
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	1,118,955	774,710
Stock-based compensation	54,991	107,504
Reversal of provision of impairment on advance to suppliers	(14,472)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,099,566)	(374,116)
Inventory	171,600	359,727
Prepaid expenses and other receivables	(1,901,956)	(671,508)
Accounts payable	704,495	162
Other payables and advance from customers	298,852	120,003
Income taxes payable	4,292	53,949
Net cash (used in) provided by operating activities	(1,255,737)	6,296,412

Cash Flows from Investing Activities
Addition in plant and equipment	(12,954)	(2,057,209)
Proceeds from disposal of investments	-	336,387
Net cash used in investing activities	(12,954)	(1,720,822)

Cash Flows from Financing Activities
Principal payments on capital lease	(2,861)	(2,525)
Net cash used in financing activities	(2,861)	(2,525)

Effect of exchange rate changes on cash and cash equivalents:	165,091	584,590

(Decrease) increase in cash and cash equivalents	(1,106,461)	5,157,655
Cash and cash equivalents, beginning of period	23,090,102	17,932,447
Cash and cash equivalents, end of period	$21,983,641	$23,090,102

Supplemental disclosure of cash flow information
Interest paid in cash	$15,884	$12,965
Income taxes paid in cash	$1,336,617	$1,223,177

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$48	$-
Issuance of restricted stocks to officer/director	$63	$30

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

Foreign Currency Translation
The functional currency of China Power is the United States dollar (USD).  The functional currency of An Sen and Zhongxi is the Chinese Renminbi (RMB).  The reporting currency of the Company is the United States dollar.

The financial statements of An Sen and Zhongxi are translated into USD in accordance with ASC 830, Foreign Currency Matters. According to the topic, all assets and liabilities are translated at the current exchange rate, stockholders equity transactions are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, Comprehensive Income. Foreign exchange transaction gains and losses are reflected in the consolidated statements of operations and other comprehensive income.  During the years ended December 31, 2012 and 2011, the foreign currency translation adjustments to the Company’s comprehensive income were $257,984 and $968,751 respectively.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Accounts Receivable
Accounts receivable includes billings for the products delivered and services rendered. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including historical collection experience, customer creditworthiness, and current economic trends. An allowance for doubtful accounts has been established in amounts of $154,629 and $153,400 at December 31, 2012 and 2011, respectively.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Property, plant and office building	20 years
Machinery and production equipment	10 years
Automobile	10 years
Office equipment	5 years

Intangible and Other Long-Lived Assets
Intangibles and other long-lived assets are stated at cost, less accumulated amortization and impairments.  The Company’s intangible assets are being amortized over their expected useful economic lives of 10 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. There was no impairment write-off in 2012 and 2011.

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

Sales contract for transformer:
Method, time and venue for settlement: complete the payment within three months after delivery or pay after check and accept upon delivery.
The ownership of goods: will be transferred upon the shipping of goods.
Seller's obligation related to the quality: warranty for one year from delivery.

For transformer core, the customer can make a return or exchange within 10 days after receiving the goods if the goods are found to be defective.  As the historical return was very minimal, no sales return and allowance is estimated based on the historical return rate.

For transformer, there’s no specific return or exchange policy because in the transformer industry, transformer is purchased according to careful project design and planning, thus return or exchange rarely happens. The Company provides a one-year warranty from delivery for product defects. As there has been almost no historical warranty claim, no anticipated warranty liability is accrued based on the historical warranty claim rate.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Shipping Costs
The Company’s shipping and handling costs are included in selling, general and administrative expenses. For the years ended December 31, 2012 and 2011, the shipping costs were $417,256 and $394,159, respectively.

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

In the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation of $54,991 and $107,504, respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit. As of December 31, 2012, cash of $19,990,697 was maintained with one single financial institution in the PRC.  In common with local practice, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the years ended December 31, 2012 and 2011, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  In addition, all tangible and intangible assets are located in the PRC.

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

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. As this ASU only requires enhanced disclosure, the adoption is not expected to have an impact on the Company’s financial position or results of operations.

NOTE 3 – INVENTORY

Inventory consists of:

	December 31,	December 31,
	2012	2011

Raw materials	$66,583	$255,227
Work in progress	20,190	13,791
Finished goods	48,456	35,354

Total inventory	$135,229	$304,372

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

At December 31, 2012, prepaid expenses and other receivables include a performance bond of $2,306,313 for a highway construction project.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	December 31,
	2012	2011

Plant and office building	$6,681,503	$6,628,405
Machinery and production equipment	4,692,387	4,652,406
Automobile	128,685	127,662
Office equipment	54,746	44,151
Total	11,557,321	11,452,624
Less: accumulated depreciation	(2,822,476)	(2,036,730)

Property, plant and equipment, net	$8,734,845	$9,415,894

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, consist of:

	December 31,	December 31,
	2012	2011

Technical know-how	$237,944	$236,053
Amorphous Transformer Technique	364,848	361,948
Total	602,792	598,001
Less: accumulated amortization	(359,002)	(296,348)

Intangible assets, net	$243,790	$301,653

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $237,944. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $79,315. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company, with common owners and directors for $158,629. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $126,904.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of December 31, 2012 are as follows:

Years Ending December 31,
2013	$60,278
2014	54,990
2015	37,666
2016	31,368
2017	23,794
Thereafter	35,694

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,427,665 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the years ended December 31, 2012 and 2011, $283,185 and $149,815 of the contract rights deposit were amortized and recorded in cost of goods sold, respectively.

The Company conducted the evaluation for the impairment of the asset at December 31, 2012 and concluded that no impairment is needed to be recorded as of the date of evaluation.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $63,452 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 9 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $3,164 for the year ending December 31, 2013 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As a result, approximately $150,747 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $103,010 and $108,111 as of December 31, 2012 and 2011, respectively.

Future minimum lease payments as of December 31, 2012 are as follows based on the 10% discounted factor:

For the period ending December 31:
2013	$3,164
2014	3,499
2015	3,870
2016	4,280
2017	4,734
Thereafter	100,236
Less Current Portion	(3,164)
Long Term Portion	$116,619

CAPITAL COMMITMENTS

As of December 31, 2012 and 2011, the Company had capital commitments to acquire land use right of $111,041 and $110,158, respectively.

OPERATING LEASE

The Company is committed to a lease for its office in Xi’an, PRC expiring on August 31, 2014. Minimum lease payments of $14,276 are required for the year ending December 31, 2013.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. During the year ended December 31, 2012, 47,667 shares of the Series B Preferred stock were converted into 47,667 shares of common stock. At December 31, 2012 and 2011, 4,102,000 and 4,149,667 shares are outstanding respectively.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At December 31, 2012, the Company has 100,000,000 shares of common stock authorized and 19,522,557 shares issued and outstanding at par value $0.001 per share.

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

The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital.

The following table summarizes the activities for the warrants for the year ended December 31, 2012:

	Number of	Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2011	1,000,000	$2.40
Expired	(1,000,000)	$2.40
Warrants outstanding, December 31, 2012	-	-

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Options

The following table summarizes the activities for the Company’s options for the year ended December 31, 2012:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2011	150,000	$1.26	1.8
Cancelled	(125,000)	$1.47	1.8
Balance at December 31, 2012	25,000	$0.23	1.5
Vested and exercisable as of December 31, 2012	25,000	$0.23	1.5

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2012 and the related exercise price of the underlying options, was $9,250 for outstanding and exercisable options as of December 31, 2012.

At December 31, 2012, there was no unrecognized compensation cost related to outstanding stock options.

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

Restricted stock awards

The Company has granted RSAs to certain officers of the Company for their services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value per share
Unvested at December 31, 2011	32,500	$0.84
Granted	80,000	$0.42
Vested	(72,500)	$0.61
Unvested at December 31, 2012	40,000	$0.42

As of December 31, 2012, there was $3,816 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.3 years.

The Company has granted 202,877 RSAs (both vested and unvested in aggregate). Out of 202,877 granted RSAs, 62,877 and 30,000 shares of restricted stock were issued during the years ended December 31, 2012 and 2011 respectively.

For the years ended December 31, 2012 and 2011, stock-based compensation expense of $54,991 and $107,504 respectively was included in general and administrative expenses.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended December 31,
	2012	2011
Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$6,407,072	$5,925,981

Denominator:
Weighted average common shares outstanding	19,454,326	19,388,260
Basic earnings per share	$0.33	$0.31

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$6,407,072	$5,925,981

Denominator:
Weighted average common shares outstanding	19,454,326	19,388,260
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,112,679	4,149,667
Stock warrants, options and awards	106,165	53,215
Shares used in computing diluted earnings per share	23,673,170	23,591,142
Diluted earnings per share	$0.27	$0.25

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

The Company has appropriated $2,415,732 and $1,914,074 as reserve for the statutory surplus reserve requirement as of December 31, 2012 and 2011 respectively.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the years ended December 31, 2012 and 2011 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the years ended December 31, 2012 and 2011 and as long as Zhongxi meets the high-tech enterprise qualification.

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

The provision for income taxes consists of the following:

	Years Ended December 31,
	2012	2011
Current tax
PRC	$1,340,909	$1,277,126
Total	$1,340,909	$1,277,126

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011

Income tax at USA statutory rate (34%)	$2,634,314	$2,449,056
State tax, net of federal effect	-	-
Foreign rate differential	(1,566,653)	(1,474,341)
Change in valuation allowance	273,248	302,411
Provision for income taxes	$1,340,909	$1,277,126

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $2,574,361 available to offset future taxable income in the USA. The net operating loss carryforwards will expire, if unused, in varying amounts through the year ending December 31, 2032. The deferred tax assets for the USA operation at December 31, 2012 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements (Continued)

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

For the year ended December 31, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 15 – CONCENTRATION

For the year ended December 31, 2012, three suppliers accounted for 84% of the Company’s total purchases and three customers accounted for 27% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 16 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Yongxing Song, and our Chief Financial Officer, Ms. Elaine Zhao, assessing the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on its assessment, management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of the year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of China Power:

Name	Position	Age

Yongxing Song	Chairman of Board, President, CEO	50

Elaine Zhao	Chief Financial Officer	39

Michael Segal	Director	70

Yarong Feng	Director	35

Siu Kuen Leung	Director	51

Dangsheng Chen	Director	57

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

Mr. Michael Segal, Mr. Siu Kuen Leung, and Mr. Dangsheng Chen are “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

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

Mr. Dangsheng Chen was appointed as independent director of the Company on September 28, 2012., Mr. Dangsheng Chen has been the chief designer at Chongqing AEA Group Transformer Co., Ltd. of State Grid Electric Power Research Institute and is responsible for leading the research and development department and marketing for the 220kV transformer products and technologies since December 2006.  Mr. Chen has many years of experience in design and research and development of power transformers, and has received several awards, including a national patent. He is also experienced in developing both domestic and international markets. From March 2003 to December 2006, Mr. Chen was the Chief Engineer and Vice General Manager of Sales at Xi'an Huaxi Electric Co., Ltd. where he was responsible for the development and design of sub-110kV level furnace transformers and rectifier transformers, amorphous core transformers and technological process management. From August 2002 to March 2003, Mr. Chen worked at Jiangxi Transformer Technology Co., Ltd. where he was in charge of product development and designed SFP10-250000/110 thermal power plant step-up transformers and formulated key technical process plan. He worked at Suzhou Transformer Equipment Factory where he was responsible for developing and designing 33kV \ 33000kVA phase shift rectifier transformers used in DC electric furnaces at Shanghai Baoshan Iron and Steel Plant from November 2001 to January 2002. From October 1999 to October 2001, Mr. Chen was the Chief Engineer at Jiangsu Huapeng Transformer Factory where he improved the 110kV transformer technology and the development of box-type transformers and developed single-phase filter compensation transformers used in electric railways and 35kV-level 24-pulse dry rectifier transformers used in subway towing, which were successfully marketed to the subway projects in Shanghai and Shenzhen. Mr. Chen received his Bachelor degree in electrical engineering at Hunan University in July 1982. Mr. Chen is fluent in both Chinese and English. His bilingual communication skill will be of great help to the Company in developing international markets, as well as enhancing technical exchange. Further, his experience of designing and manufacturing special transformers will also help to enrich the Company's product line.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2012, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

On April 15, 2010, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at www.chinapower-equipment.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at Yongle Industry Zone, Jingyang Industry Concentration Area,Shaanxi, China 713702.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2012, the Board of Directors did not meet but took action by unanimous written consent one time. The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee did not meet and did not take any action by unanimous written consent during the fiscal year ended December 31, 2012.  Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

The Board of Directors has an audit committee, a nominating committee and a compensation committee. The Board created the three committees and adopted charters for all of such committees on April 15, 2010. The Board has determined that Michael Segal, Siu Kuen Leung, and Dangsheng Chen are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2). Accordingly, all of the members of the Audit Committee are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Mr. Siu Kuen Leung, Mr. Michael Segal and Mr. Dangsheng Chen is a member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Chen is the Chairman of Nominating Committee.

Compensation Committee

The compensation committee is responsible for overseeing and, as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the Company’s executive officers and general employees and other policies, and for providing assistance and recommendations with respect to the compensation policies and practices of the Company. Each of Mr. Siu Kuen Leung, Mr. Michael Segal and Dangsheng Chen is member of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Segal is the Chairman of Compensation Committee.

Audit Committee

Our Audit Committee consists of Mr. Siu Kuen Leung, Mr. Michael Segal, and Mr. Dangsheng Chen, each of whom is considered “independent” under Rule 5605(a)(2) of the NASDAQ Marketplace Rules as determined by our Board of Directors. Mr. Leung was appointed to serve as the chairman of the audit committee. The Audit Committee assists Board oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in the Company’s annual proxy statement. The audit committee operates under a written charter.

The Board of Directors determined that Mr. Leung possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and Section 803 of the NYSE Amex Company Guide and that he is an“audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table shows the compensation paid to our principal executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongxing Song	2012	12,860	-	-	-	-	-	-	12,860
CEO, President	2011	10,844	7,745	-	-	-	-	-	18,589
Elaine Zhao,	2012	60,000	-	11,415	-	-	-	-	71,415
CFO	2011	59,500	-	22,800	-	-	-	-	82,300

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

According to a Financial Service Contract entered into on May 17, 2012 between us and Elaine Zhao, Elaine Zhao provides financial service to us in consideration for the payment of $60,000 per year. According to a stock award agreement, Ms. Zhao was granted 80,000 shares of restricted stocks to replace the 125,000 stock options previously granted and cancelled at the time of granting the restricted stocks. The agreement may be terminated by either party with four weeks’ notice.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table reflects the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2012

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elaine Zhao	25,000	(1)	—	—	$0.23	7/1/2014	40,000	24,000	—	—

(1)	The vesting date of these options was July 1, 2009.

Director Compensation

The following table reflects the compensation of directors for the year ended December 31, 2012:

Name of Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Michael Segal	24,000	24,000	—	—	—	—	48,000
Yarong Feng	13,312	—	—	—	—	—	13,312
Siu Kuen Leung	9,509	—	—	—	—	—	9,509
Junyi Li	5,943	—	—	—	—	—	5,943
Dangsheng Chen	1,981	—	—	—	—	—	1,981

On March 10, 2010, Mr. Leung and Mr. Li were appointed as directors of the Company. On September 25, 2012, Mr. Li resigned from the board of directors and Mr. Chen was appointed as director of the Company. Each director entered into an Independent Director Agreement with the Company. A summary of the compensation for the directorship of each of Mr. Leung, Mr. Li and Mr. Chen is set forth as follows:

1.
An annual salary of RMB 60,000.00 (approximately $9,509) to Mr. Leung, RMB 50,000 (approximately $7,924) to Mr. Li and Mr. Chen, payable in arrears in equal installments on the last day of each quarter;

2.	Reimbursement of pre-approved business-related expenses incurred in the performance of the director’s duties.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2013 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. Barron Partners LP owns series B convertible preferred stock and warrants which, if fully converted, would result in the ownership of more than 5% of our outstanding common stock.  However, the series B preferred stock may not be converted and the warrants may not be exercised if such conversion would result in Barron Partners LP and its affiliates owning more than 4.9% of our outstanding common stock.  This limitation may not be waived.

		Amount and
	Name and Address of	Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Owner	Class (1)
Common Stock	Yongxing Song, Chairman of Board, President, CEO Yongle Industry Zone, Jingyang Industry Concentration Area Shaanxi, P.R.China713702	3,136,408	16.1%

Common Stock	Michael Segal, Director 11 East 86th Street, Suite 19B New York, NY 10028	128,200	0.66%

Common Stock	Elaine Zhao, CFO 620 Brea Canyon Road Walnut, CA 91789	30,000	0.15%

Common Stock	Yarong Feng, Director Yongle Industry Zone, Jingyang Industry Concentration Area Shaanxi, P.R.China713702	166,583	0.85%

Common Stock	ZeWei Xu, Chief Engineer Yongle Industry Zone, Jingyang Industry Concentration Area Shaanxi, P.R.China713702	303,750	1.6%

Common Stock	Guoan Zhang, Vice General Manager Yongle Industry Zone, Jingyang Industry Concentration Area Shaanxi, P.R.China713702	-	-

Common Stock	All Directors and Officers of the Company as a group	3,764,941	19.3%

Common Stock	Trustees for Alloy Science Shareholders (2)	3,803,625	19.5%

Common Stock	Barron Partners Lp 730 5th Avenue, 25th Floor New York, Ny 10019 (3)	2,804,691	14.4%

(1)
As of March 28, 2013 we had 19,522,557 outstanding shares of common stock. In determining the percent of common stock owned by a stockholder on March 28, 2013, (a) the numerator is the number of shares of common stock beneficially owned by such stockholder, including shares the beneficial ownership of which may be acquired, within 60 days upon the conversion of convertible securities or the exercise of warrants held by such stockholder, and (b) the denominator is the sum of (i) 19,522,557, the number of shares outstanding on March 28, 2013, and (ii) the total number of shares underlying the warrants, which each of the stockholders has the right to acquire within 60 days following March 28, 2013.

(2)
The trustees for the trust holding 3,803,625 shares of our common stock are: Ms. Yarong Feng and Mr. Guoan Zhang pursuant to the terms of the Voting Trust and Escrow Agreement by and among the members of the board of Zhongxi and the shareholders of China Power Equipment who were parties thereto, dated November 21, 2006 (the “Voting Agreement”). Any holder may terminate the voting trust relationship upon written notice to the trustees at any time after November 21, 2008. The Voting Agreement gives the Trustees the right to vote on all matters brought before the shareholders holding our common stock. Ms. Feng and Mr. Zhang’s addresses are Yongle Industry Zone, Jingyang Industry Concentration Area, Shaanxi, China 713702.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees paid or accrued by us for the audit and other services provided or to be provided by the auditors for the year ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	185,000	170,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

ITEM 15.                      EXHIBITS

Number	Description
3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on May 17, 2006. (1)
3.2	Articles of Amendment. filed with the Secretary of State of the State of Maryland on August 2, 2007.(1)
3.3	Articles of Amendment filed with the Secretary of State of the State of Maryland on September 14, 2007.(1)
3.4	Articles of Amendment filed with the Secretary of State of the State of Maryland on November 13, 2007.(1)
3.5	Bylaws of the Company.(1)
3.6	Articles of Amendment filed with the Secretary of State of the State of Maryland on February 29, 2008.(2)
3.7	Xi’an Amorphous Alloy Zhongxi Transformer Co., Ltd. Articles of Association.(3)
3.8	Articles Supplementary to the Articles of Incorporation of China Power Equipment, Inc. designating the Series B Convertible Preferred Stock. (4)
4.1	Form of $1.00 Common Stock Warrant.(1)
4.2	Form of $2.40 Common Stock Warrant. (4)
9.1	Voting Trust and Escrow Agreement, dated, November 21, 2006, by and among Zhongxi Shareholders and their trustees.(2)
10.1	Form of Independent Director Agreement.(5)
14.1	China Power Equipment, Inc. Code of Conduct
21.1	List of Subsidiaries.(6)
31.1	Certification of Yongxing Song pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Elaine Zhao pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

Footnotes:

*	Filed herewith

**	Furnished electronically with this filing

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-147349) filed with the SEC on November 13, 2007.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on February 29, 2008.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-147394) on April 30, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 4, 2009.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on March 17, 2010.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K on March 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POWER EQUIPMENT, INC

Date: April 1, 2013	By:	/s/ Yongxing Song
Yongxing Song
Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Elaine Zhao
Elaine Zhao
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities on April 1, 2013.

/s/ Yongxing Song
Yongxing Song, Director

/s/ Yarong Feng
Yarong Feng, Director

/s/ Michael Segal
Michael Segal, Director

/s/ Siu Kuen Leung
Siu Kuen Leung, Director

/s/ Dangsheng Chen
Dangsheng Chen, Director