Form 10-Q
period 2013-03-31
China Power Equipment, Inc.
filed 2013-05-15
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
Shaanxi, P.R.China 713702
86-29-62619758
(Address of Principal Executive Offices)(Zip Code)
 (Registrant’s Telephone Number, Including Area Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2013, the Company had 19,522,557 shares of common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

China Power Equipment, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,261,696	$21,983,641
Accounts receivable, net	8,586,778	10,104,736
Inventory (Note 3)	704,499	135,229
Prepaid expenses and other receivables(Note 4)	2,691,554	3,014,017
Total Current Assets	36,244,527	35,237,623

Property, plant and equipment, net (Note 5)	8,593,963	8,734,845
Intangible assets, net (Note 6)	230,085	243,790
Deposit on contract rights (Note 7)	942,297	993,496
Prepaid capital lease (Note 9)	102,124	103,010
Total Assets	$46,112,996	$45,312,764

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,536,139	$1,886,413
Other payables and advances from customers	1,116,588	1,194,936
Lease payable - current portion (Note 9)	3,182	3,164
Short-term loan (Note 8)	63,830	63,452
Income taxes payable	384,929	460,545
Total Current Liabilities	3,104,668	3,608,510

Long-term Liabilities
Lease payable - noncurrent portion (Note 9)	117,315	116,619
Total Long-term Liabilities	117,315	116,619

Total Liabilities	3,221,983	3,725,129

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at March 31, 2013 and December 31, 2012 (Note 10)	4,102	4,102
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,522,557 shares issued and outstanding at March 31, 2013 and December 31, 2012 (Note 10)	19,523	19,523
Additional paid in capital	25,876,536	25,874,629
Statutory surplus reserve fund (Note 12)	2,415,732	2,415,732
Retained earnings	11,388,069	10,328,155
Accumulated other comprehensive income	3,187,051	2,945,494
Total Stockholders' Equity	42,891,013	41,587,635

Total Liabilities and Stockholders' Equity	$46,112,996	$45,312,764

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenue, net	$6,854,897	$7,255,342
Cost of goods sold	(5,154,949)	(5,417,974)
Gross profit	1,699,948	1,837,368

Selling, general and administrative expenses	395,914	534,587

Net income from operations	1,304,034	1,302,781

Other income (expenses)
Other expenses	(56)	(4,776)
Interest income	123	5,621
Interest expense	-	(1,262)
Total other income (expenses)	67	(417)

Net income before income taxes	1,304,101	1,302,364

Income taxes (Note 13)	244,187	260,004

Net income	$1,059,914	$1,042,360

Other Comprehensive Income
Change in foreign currency translation adjustment	241,557	212,370
Comprehensive income	$1,301,471	$1,254,730

Earnings per share - basic (Note 11)	$0.05	$0.05
Earnings per share - diluted (Note 11)	$0.04	$0.04

Weighted average common shares outstanding:
Basic	19,522,557	19,416,727
Diluted	23,769,764	23,655,385

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$1,059,914	$1,042,360
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	267,345	270,028
Stock-based compensation	1,908	14,125
Changes in operating assets and liabilities:
Accounts receivable	1,575,675	22,787
Inventory	(567,530)	(188,350)
Prepaid expenses and other receivables	339,493	613,593
Accounts payable	(360,939)	(335,254)
Other payables and advance from customers	(85,152)	(63,225)
Income taxes payable	(78,236)	(57,068)
Net cash provided by operating activities	2,152,478	1,318,996

Cash Flows from Investing Activities
Addition in plant and equipment	(982)	(852)
Net cash used in investing activities	(982)	(852)

Cash Flows from Financing Activities	-	-

Effect of exchange rate changes on cash and cash equivalents:	126,559	133,466

Increase in cash and cash equivalents	2,278,055	1,451,610
Cash and cash equivalents, beginning of period	21,983,641	23,090,102
Cash and cash equivalents, end of period	$24,261,696	$24,541,712

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$1,262
Income taxes paid in cash	$322,424	$317,073

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$48

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

Unaudited Interim Financial Information
These financial statements and other financial information included in this quarterly report on Form 10-Q are unaudited, with the exception of the December 31, 2012 balance sheet which was derived from audited financial statements. These unaudited interim consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the GAAP have been condensed or omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit. As of March 31, 2013, cash of $20,557,171 was maintained with one single financial institution in the PRC.  In common with local practice, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the three months ended March 31, 2013 and 2012, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  In addition, all tangible and intangible assets are located in the PRC.

Recent Accounting Pronouncements
As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – INVENTORY

Inventory consists of:

	March 31,	December 31,
	2013	2012

Raw materials	$628,695	$66,583
Work in progress	16,515	20,190
Finished goods	59,289	48,456

Total inventory	$704,499	$135,229

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

At March 31, 2013 and December 31, 2012, prepaid expenses and other receivables include a performance bond of $2,320,078 and $2,306,313 respectively for a highway construction project.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	December 31,
	2013	2012

Plant and office building	$6,721,380	$6,681,503
Machinery and production equipment	4,721,374	4,692,387
Automobile	129,453	128,685
Office equipment	55,073	54,746
Total	11,627,280	11,557,321
Less: accumulated depreciation	(3,033,317)	(2,822,476)

Property, plant and equipment, net	$8,593,963	$8,734,845

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of:

	March 31,	December 31,
	2013	2012

Technical know-how	$239,364	$237,944
Amorphous Transformer Technique	367,025	364,848
Total	606,389	602,792
Less: accumulated amortization	(376,304)	(359,002)

Intangible assets, net	$230,085	$243,790

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $239,364. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $79,788. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company, with common owners and directors for $159,576. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $127,661.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of March 31, 2013 are as follows:

Years Ending December 31,
2013	$45,479
2014	55,320
2015	37,889
2016	31,554
2017	23,936
Thereafter	35,907

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,436,185 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the three months ended March 31, 2013 and 2012, $57,128 and $60,835 of the contract rights deposit were amortized and recorded in cost of goods sold, respectively.

The Company conducted the evaluation for the impairment of the asset at March 31, 2013 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $63,830 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 9 – CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $3,182 for the year ending December 31, 2013 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As a result, approximately $151,647 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $102,124 and $103,010 as of March 31, 2013 and December 31, 2012, respectively.

Future minimum lease payments as of March 31, 2013 are as follows based on the 10% discounted factor:

For the period ending December 31:
2013	$3,182
2014	3,520
2015	3,893
2016	4,306
2017	4,762
Thereafter	100,834
Less Current Portion	(3,182)
Long Term Portion	$117,315

CAPITAL COMMITMENTS

As of March 31, 2013 and December 31, 2012, the Company had capital commitments to acquire land use right of $111,703 and $111,041, respectively.

OPERATING LEASE

The Company is committed to a lease for its office in Xi’an, PRC expiring on August 31, 2014. Minimum lease payments of $14,362 are required for the year ending December 31, 2013.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. There has not been any movement during the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, 4,102,000 shares are outstanding.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At March 31, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized and 19,522,557 shares issued and outstanding at par value $0.001 per share.

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

All warrants were expired in December 2012.

Stock Options

The following table summarizes the activities for the Company’s options for the three months ended March 31, 2013:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2012	25,000	$0.23	1.5
Balance at March 31, 2013	25,000	$0.23	1.2
Vested and exercisable as of March 31, 2013	25,000	$0.23	1.2

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at March 31, 2013 and the related exercise price of the underlying options, was $3,000 for outstanding and exercisable options as of March 31, 2013.

At March 31, 2013, there was no unrecognized compensation cost related to outstanding stock options.

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

Restricted stock awards

The Company has granted RSAs to certain officers of the Company for their services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per share
Unvested at December 31, 2012	40,000	$0.42
Granted	43,636	$0.55
Vested	(63,636)	$0.51
Unvested at March 31, 2013	20,000	$0.42

As of March 31, 2013, there was $1,908 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.1 year.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2013, the Company granted 43,636 RSAs to a director for service provided.

The Company has granted 246,513 RSAs (both vested and unvested in aggregate). Out of 226,513 vested RSAs, 92,877 shares of restricted stock were issued as of March 31, 2013.

For the three months ended March 31, 2013 and 2012, stock-based compensation expense of $1,908 and $14,125 respectively was included in general and administrative expenses.

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2013	2012

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,059,914	$1,042,360

Denominator:
Weighted average common shares outstanding	19,522,557	19,416,727
Basic earnings per share	$0.05	$0.05

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,059,914	$1,042,360

Denominator:
Weighted average common shares outstanding	19,522,557	19,416,727
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,102,000	4,144,953
Stock warrants, options and awards	145,207	93,705
Shares used in computing diluted earnings per share	23,769,764	23,655,385
Diluted earnings per share	$0.04	$0.04

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

The Company has appropriated $2,415,732 as reserve for the statutory surplus reserve requirement as of March 31, 2013 and December 31, 2012.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2013 and 2012 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the three months ended March 2013 and 2012 as long as Zhongxi meets the high-tech enterprise qualification.

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

For the three months ended March 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

NOTE 15 – CONCENTRATION

For the three months ended March 31, 2013, three suppliers accounted for 84% of the Company’s total purchases and three customers accounted for 40% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 16 – SUBSEQUENT EVENT

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to China Power Equipment, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Results of Operations

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,				%
	2013		2012		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$5,036,006	73.5%	$5,483,534	75.6%	(8.2	) %
Amorphous Alloy Transformer	1,818,891	26.5%	1,771,808	24.4%	2.7%
Total:	$6,854,897	100.0%	$7,255,342	100.0%	(5.5	) %

Total revenues decreased $400,445 or 5.5% during the three months ended March 31, 2013 compared to the same period of 2012. The decrease was primarily due to the lower average selling prices of our amorphous alloy cores and transformers and the lower tonnage of amorphous alloy cores sold, partly offset by more units of amorphous alloy transformers sold. The lower tonnage of sold amorphous alloy cores in the first quarter of 2013 was mainly due to a longer Chinese New Year’s holiday break for employees to compensate for the overtime worked by employees in year 2012.

During the three months ended March 31, 2013, the average selling prices per ton of amorphous alloy cores were 3.0% lower compared with the same period of 2012. The slightly lower average prices of amorphous alloy cores were mainly due to our marketing strategy to attract more orders.

During the three months ended March 31, 2013, the average selling prices per unit of amorphous alloy transformers were 24.5% lower compared with the same period of 2012. The lower average unit prices of amorphous alloy transformers were primarily due to more units of lower priced low capacity alloy transformers sold.

Cost of Goods Sold

	Three Months Ended March 31,				%
	2013		2012		change
	COGS	%	COGS	%
Amorphous Alloy Core	$3,765,807	73.1%	$4,016,839	74.1%	(6.2	) %
Amorphous Alloy Transformer	1,389,142	26.9%	1,401,135	25.9%	(0.9	) %
Total:	$5,154,949	100.0%	$5,417,974	100.0%	(4.9	) %

Cost of goods sold decreased $263,025 or 4.9% during the three months ended March 31, 2013 compared to the same period of 2012. The decrease was primarily due to the lower tonnage of amorphous alloy cores sold, partly offset by the cost of goods sold incurred from more units of amorphous alloy transformers sold.

The average purchase prices of the primary raw material, amorphous alloy strip, remain largely unchanged in the first quarter of 2013 compared to the same period of 2012.

Gross Profit

	Three Months Ended March 31,				%
	2013		2012		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,270,199	25.2%	$1,466,695	26.7%	(13.4	) %
Amorphous Alloy Transformer	429,749	23.6%	370,673	20.9%	15.9%
Total:	$1,699,948	24.8%	$1,837,368	25.3%	(7.5	) %

Gross profit decreased $137,420 or 7.5% during the three months ended March 31, 2013 compared to the same period of 2012. The decrease of gross profit was primarily due to the lower sales from amorphous alloy cores.

The gross profit margin (gross profit as a percent of total revenues) decreased 0.5 percentage points to 24.8% in the first quarter of 2013 from 25.3% in the first quarter of 2012. This was mainly due to the lower gross profit margin of amorphous alloy cores caused by its lower average selling prices.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Selling, general and administrative expenses	$395,914	$534,587	(25.9)%
% of Revenue	5.8%	7.4%

Selling, general, and administrative (“SG&A”) expenses decreased by $138,673 or 25.9% during the three months ended March 31, 2013 compared to the same period of 2012.

The lower SG&A expenses in dollars and as a percentage of revenue in the first quarter of 2013 were mainly due to a decrease in professional fee of $71,100 and a decrease in administrative personnel expenses of $55,752 resulting from lower salary and lower director and officer insurance expenses after the insurance policy renewal in July 2012.

Income Taxes

	Three Months Ended March 31,
	2013	2012
Income taxes	$244,187	$260,004
Effective tax rate	18.7%	20.0%

The decrease in the income taxes for the three months ended March 31, 2013 compared to the same period of 2012 was mainly due to the lower taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rates as a percentage of consolidated net income before income taxes was higher than 15%, Zhongxi’s reduced income tax rate, because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, is originally subject to a 25% standard enterprise income tax in China. However, due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the three months ended March 31, 2013, net income was $1,059,914 compared to $1,042,360 for the corresponding period of 2012, an increase of $17,554 or 1.7%. The slight increase in net income was mainly due to the lower SG&A expenses and lower income taxes, offset by lower gross profit.

Liquidity and Capital Resources

We have funded our operations and capital expenditures using cash generated from operations and funds raised from issuing convertible preferred stock. We will continue our investment in the development and enhancement of the production facilities for amorphous alloy cores and transformers. We intend to use cash generated from operations to meet such commitments. We believe our existing cash will be sufficient to maintain our operations at the present level for at least the next 12 months.

The following table summarizes our liquidity and capital resources for the periods presented:

	March 31, 2013	December 31, 2012
Cash	$24,261,696	$21,983,641
Working capital	$33,139,859	$31,629,113
Stockholders' equity	$42,891,013	$41,587,635

The following table shows cash flows for the periods presented.

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$2,152,478	$1,318,996
Net cash used in investing activities	(982)	(852)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	126,559	133,466
Net increase in cash	$2,278,055	$1,451,610

Operating activities:

For the three months ended March 31, 2013, net cash provided by operating activities was $2,152,478. This was primarily due to net income of $1,059,914, adjusted by non-cash related expenses including depreciation and amortization of $267,345 and stock-based compensation of $1,908, then increased by favorable changes in working capital of $823,311. The favorable changes in working capital mainly resulted from a decrease in accounts receivable of $1,575,675 as some prior period accounts receivable got collected and a decrease in prepaid expenses and other receivables of $339,493, partly offset by an increase in inventory of $567,530 and a decrease in accounts payable of $360,939.

For the three months ended March 31, 2012, net cash provided by operating activities was $1,318,996. This was primarily due to net income of $1,042,360, adjusted by non-cash related expenses including depreciation and amortization of $270,028 and stock-based compensation of $14,125, then decreased by unfavorable changes in working capital of $7,517. The unfavorable changes in working capital were mainly due to an increase in inventory of $188,350, a decrease in accounts payable of $335,254, a decrease in other payables and advance from customers of $63,225 and a decrease in income tax payable of $57,068.  The unfavorable changes in working capital were partly offset by a decrease in prepaid expenses and other receivables of $613,593.

Investing activities:

Net cash used in investing activities was due to the acquisition of equipment of $982 and $852 for the three months ended March 31, 2013 and 2012 respectively.

Contractual Obligations

As of March 31, 2013, we prepaid $212,236 for the land use right of the new plant in the Jingyang Yongle Industrial Zone and are obligated to pay the remaining balance of $111,703 upon receiving the land use right certificate.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.    Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2013.

Item 1A.    Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Power Equipment, Inc.

Date: May 15, 2013                                                       By:   /s/ Yongxing Song
Name: Yongxing Song
Title: Chief Executive Officer and President
(Principal Executive Officer)

 Date: May 15, 2013                                                      By:   /s/ Elaine Zhao
                                                                Name: Elaine Zhao
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.
**           Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.