Form 10-Q
period 2013-06-30
China Power Equipment, Inc.
filed 2013-08-12
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2013, the Company had 19,602,557 shares of common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
China Power Equipment, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,236,104	$21,983,641
Accounts receivable, net	6,234,792	10,104,736
Inventory (Note 3)	769,542	135,229
Prepaid expenses and other receivables (Note 4)	2,783,763	3,014,017
Total Current Assets	39,024,201	35,237,623

Property, plant and equipment, net (Note 5)	8,533,471	8,734,845
Intangible assets, net (Note 6)	218,177	243,790
Deposit on contract rights (Note 7)	836,195	993,496
Prepaid capital lease (Note 9)	102,146	103,010
Total Assets	$48,714,190	$45,312,764

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,496,606	$1,886,413
Other payables and advances from customers	669,152	1,194,936
Lease payable - current portion (Note 9)	3,231	3,164
Short-term loan (Note 8)	64,796	63,452
Income taxes payable	444,105	460,545
Total Current Liabilities	3,677,890	3,608,510

Long-term Liabilities
Lease payable - noncurrent portion (Note 9)	119,090	116,619
Total Long-term Liabilities	119,090	116,619

Total Liabilities	3,796,980	3,725,129

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at June 30, 2013 and December 31, 2012 (Note 10)	4,102	4,102
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,602,557 and 19,522,557 shares issued and outstanding at June 30, 2013 and December 31, 2012 (Note 10)	19,603	19,523
Additional paid in capital	25,878,364	25,874,629
Statutory surplus reserve fund (Note 12)	2,415,732	2,415,732
Retained earnings	12,778,073	10,328,155
Accumulated other comprehensive income	3,821,336	2,945,494
Total stockholders' equity	44,917,210	41,587,635

Total Liabilities and Stockholders' Equity	$48,714,190	$45,312,764

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$8,882,474	$9,490,341	$15,737,371	$16,745,683
Cost of goods sold	(6,672,187)	(6,985,282)	(11,827,136)	(12,403,256)
Gross profit	2,210,287	2,505,059	3,910,235	4,342,427

Selling, general and administrative expenses	524,890	497,553	920,804	1,032,140

Net income from operations	1,685,397	2,007,506	2,989,431	3,310,287

Other income (expenses)
Other income	-	31,707	-	31,707
Other expenses	(9)	(24)	(65)	(4,800)
Interest income	4,833	5,218	4,956	10,839
Interest expense	-	(1,617)	-	(2,879)
Total other income	4,824	35,284	4,891	34,867

Net income before income taxes	1,690,221	2,042,790	2,994,322	3,345,154

Income taxes (Note 13)	300,217	346,106	544,404	606,110

Net income	$1,390,004	$1,696,684	$2,449,918	$2,739,044

Other Comprehensive Income
Change in foreign currency translation adjustment	634,285	16,897	875,842	229,267
Comprehensive income	$2,024,289	$1,713,581	$3,325,760	$2,968,311

Earnings per share - basic (Note 11)	$0.07	$0.09	$0.13	$0.14
Earnings per share - diluted (Note 11)	$0.06	$0.07	$0.10	$0.12

Weighted average common shares outstanding:
Basic	19,555,964	19,459,680	19,539,353	19,438,204
Diluted	23,742,699	23,655,544	23,726,088	23,651,835

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$2,449,918	$2,739,044
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	599,787	553,283
Stock-based compensation	3,816	20,650
Reversal of provision of impairment on advance to suppliers	-	(20,001)
Changes in operating assets and liabilities:
Accounts receivable	4,045,853	(1,622,645)
Inventory	(621,658)	(301,245)
Prepaid expenses and other receivables	287,668	677,070
Accounts payable	571,859	(270,155)
Other payables and advance from customers	(546,931)	143,785
Income taxes payable	(25,136)	29,458
Net cash provided by operating activities	6,765,176	1,949,244

Cash Flows from Investing Activities
Addition in plant and equipment	(7,183)	(852)
Net cash used in investing activities	(7,183)	(852)

Cash Flows from Financing Activities	-	-

Effect of exchange rate changes on cash and cash equivalents:	494,470	144,499

Increase in cash and cash equivalents	7,252,463	2,092,891
Cash and cash equivalents, beginning of period	21,983,641	23,090,102
Cash and cash equivalents, end of period	$29,236,104	$25,182,993

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$2,879
Income taxes paid in cash	$569,540	$576,652

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$48
Issuance of restricted stocks for stock based compensation	$80	$-

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
(Unaudited)

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit. As of June 30, 2013, cash of $26,713,231 was maintained with one single financial institution in the PRC.  In common with local practice, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the six months ended June 30, 2013 and 2012, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  In addition, all tangible and intangible assets are located in the PRC.

Recent Accounting Pronouncements
As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 – INVENTORY

Inventory consists of:

	June 30,	December 31,
	2013	2012

Raw materials	$648,243	$66,583
Work in progress	23,861	20,190
Finished goods	97,438	48,456

Total inventory	$769,542	$135,229

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

At June 30, 2013 and December 31, 2012, prepaid expenses and other receivables include a performance bond of $2,355,180 and $2,306,313 respectively for a highway construction project.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30,	December 31,
	2013	2012

Plant and office building	$6,823,073	$6,681,503
Machinery and production equipment	4,799,040	4,692,387
Automobile	131,412	128,685
Office equipment	55,906	54,746
Total	11,809,431	11,557,321
Less: accumulated depreciation	(3,275,960)	(2,822,476)

Property, plant and equipment, net	$8,533,471	$8,734,845

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30,	December 31,
	2013	2012

Technical know-how	$242,986	$237,944
Amorphous Transformer Technique	372,578	364,848
Total	615,564	602,792
Less: accumulated amortization	(397,387)	(359,002)

Intangible assets, net	$218,177	$243,790

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $242,986. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $80,995. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company, with common owners and directors for $161,991. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $129,592.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of June 30, 2013 are as follows:

Years Ending December 31,
2013	$30,778
2014	56,157
2015	38,464
2016	32,032
2017	24,299
Thereafter	36,447

NOTE 7 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,457,915 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the six months ended June 30, 2013 and 2012, $176,825 and $135,388 of the contract rights deposit were amortized and recorded in cost of goods sold, respectively.

The Company conducted the evaluation for the impairment of the asset at June 30, 2013 and concluded that no impairment is needed to be recorded as of the date of evaluation.

NOTE 8 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $64,796 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 9 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $3,231 for the year ending December 31, 2013 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As a result, approximately $153,941 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $102,146 and $103,010 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, future minimum lease payments which is payable annually are as follows based on the 10% discounted factor:

For the period ending December 31:
2013	$3,231
2014	3,573
2015	3,952
2016	4,371
2017	4,834
Thereafter	102,360
Less Current Portion	(3,231)
Long Term Portion	$119,090

CAPITAL COMMITMENTS

As of June 30, 2013 and December 31, 2012, the Company had capital commitments to acquire land use right of $113,393 and $111,041, respectively.

OPERATING LEASE

The Company is committed to a lease for its office in Xi’an, PRC expiring on August 31, 2014. Minimum lease payments of $14,510 are required for the year ending December 31, 2013.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. There has not been any movement during the six months ended June 30, 2013. At June 30, 2013 and December 31, 2012, 4,102,000 shares are outstanding.

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At June 30, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized of which 19,602,557 and 19,522,557 shares issued and outstanding respectively at par value $0.001 per share.

During the three months and six months ended 30 June 2013, 80,000 shares were issued as stock-based compensation to the officer of the Company. (Restricted stock awards)

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Warrants

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

All warrants expired in December 2012.

Stock Options

The following table summarizes the activities for the Company’s options for the six months ended June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2012	25,000	$0.23	1.5
Balance at June 30, 2013	25,000	$0.23	1.0
Vested and exercisable as of June 30, 2013	25,000	$0.23	1.0

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at June 30, 2013 and the related exercise price of the underlying options, was $3,750 for outstanding and exercisable options as of June 30, 2013.

At June 30, 2013, there was no unrecognized compensation cost related to outstanding stock options.

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

Restricted stock awards

The Company has granted RSAs to certain officers of the Company for their services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per share
Unvested at December 31, 2012	40,000	$0.42
Granted	43,636	$0.55
Vested	(83,636)	$0.49
Unvested at June 30, 2013	-

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2013, there was no unrecognized compensation cost related to RSAs.

During the six months ended June 30, 2013, the Company granted 43,636 RSAs to a director for services provided.

The Company has granted 246,513 RSAs (both vested and unvested in aggregate). Out of 246,513 vested RSAs, 172,877 shares of restricted stock were issued as of June 30, 2013.

For the six months ended June 30, 2013 and 2012, stock-based compensation expense of $3,816 and $20,650 respectively was included in general and administrative expenses.

NOTE 11 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,390,004	$1,696,684	$2,449,918	$2,739,044

Denominator:
Weighted average common shares outstanding	19,555,964	19,459,680	19,539,353	19,438,204
Basic earnings per share	$0.07	$0.09	$0.13	$0.14

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,390,004	$1,696,684	$2,449,918	$2,739,044

Denominator:
Weighted average common shares outstanding	19,555,964	19,459,680	19,539,353	19,438,204
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,102,000	4,102,000	4,102,000	4,123,476
Stock warrants, options and awards	84,735	93,864	84,735	90,155
Shares used in computing diluted earnings per share	23,742,699	23,655,544	23,726,088	23,651,835
Diluted earnings per share	$0.06	$0.07	$0.10	$0.12

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

The Company has appropriated $2,415,732 as reserve for the statutory surplus reserve requirement as of June 30, 2013 and December 31, 2012.

NOTE 13 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2013 and 2012 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the six months ended June 30, 2013 and 2012 as long as Zhongxi meets the high-tech enterprise qualification.

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

For the six months ended June 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

China Power Equipment, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15 – CONCENTRATION

For the six months ended June 30, 2013, three suppliers accounted for 85% of the Company’s total purchases and three customers accounted for 24% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

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

Results of Operations

Comparison of Operating Results for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

Revenue
	Three Months Ended June 30,				%
	2013		2012		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$6,445,403	72.6%	$6,946,198	73.2%	(7.2	) %
Amorphous Alloy Transformer	2,437,071	27.4%	2,544,143	26.8%	(4.2	) %
Total:	$8,882,474	100.0%	$9,490,341	100.0%	(6.4	) %

	Six Months Ended June 30,				%
	2013		2012		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$11,481,409	73.0%	$12,429,732	74.2%	(7.6	) %
Amorphous Alloy Transformer	4,255,962	27.0%	4,315,951	25.8%	(1.4	) %
Total:	$15,737,371	100.0%	$16,745,683	100.0%	(6.0	) %

Total revenues decreased $607,867 or 6.4% and $1,008,312 or 6.0% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods of 2012. The decrease in the quarter was primarily due to the lower average selling prices of amorphous alloy cores and fewer units of amorphous alloy transformers sold, partly offset by higher average unit prices of amorphous alloy transformers. The decrease in the first half of 2013 was mainly due to the lower average selling prices of amorphous alloy cores and transformers and the lower tonnage of amorphous alloy cores sold, partly offset by more units of amorphous alloy transformers sold. The lower tonnage of sold amorphous alloy cores in the first half of 2013 was mainly due to a longer Chinese New Year’s holiday break for employees in the first quarter to compensate for the overtime worked by employees in year 2012.

During the quarter and six months ended June 30, 2013, the average selling prices per ton of amorphous alloy cores were 8.9% and 6.3% lower, respectively, compared with the same periods of 2012. The lower average prices of amorphous alloy cores were mainly due to a market price pressure happened in the second quarter of 2013 caused by increased supply.

During the quarter and six months ended June 30, 2013, the average selling prices per unit of amorphous alloy transformers were 3.6% higher and 11.4% lower, respectively, compared with the same periods of 2012. The higher average unit prices of amorphous alloy transformers in the quarter was mainly due to more units of higher priced high capacity alloy transformers sold.  The lower average unit prices of amorphous alloy transformers in the first half of 2013 were primarily due to more units of lower priced low capacity alloy transformers sold in the first quarter when we fulfilled orders from the oil field.

Cost of Goods Sold
	Three Months Ended June 30,				%
	2013		2012		change
	COGS	%	COGS	%
Amorphous Alloy Core	$4,896,613	73.4%	$5,073,854	72.6%	(3.5	) %
Amorphous Alloy Transformer	1,775,574	26.6%	1,911,428	27.4%	(7.1	) %
Total:	$6,672,187	100.0%	$6,985,282	100.0%	(4.5	) %

	Six Months Ended June 30,				%
	2013		2012		change
	COGS	%	COGS	%
Amorphous Alloy Core	$8,662,420	73.2%	$9,090,693	73.3%	(4.7	) %
Amorphous Alloy Transformer	3,164,716	26.8%	3,312,563	26.7%	(4.5	) %
Total:	$11,827,136	100.0%	$12,403,256	100.0%	(4.6	) %

Cost of goods sold decreased $313,095 or 4.5% and 576,120 or 4.6% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods of 2012. This was mainly due to the decrease in the average prices of primary raw material in the second quarter of 2013. For the second quarter of 2013, fewer units of amorphous alloy transformers sold in the quarter also contributed to the lower cost of goods sold. For the first half of 2013, lower tonnage of amorphous alloy cores sold in the first quarter also contributed to the lower cost of goods sold.

The average purchase prices of the primary raw material, amorphous alloy strip, decreased 6.6% and 3.3% in the second quarter and the first half of 2013, respectively, compared to the same periods of 2012. The decrease was mainly because in the second quarter of 2013, we purchased some old model amorphous alloy strip from AT&M at discounted prices.

Gross Profit
	Three Months Ended June 30,				%
	2013		2012		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,548,790	24.0%	$1,872,344	27.0%	(17.3	) %
Amorphous Alloy Transformer	661,497	27.1%	632,715	24.9%	4.5%
Total:	$2,210,287	24.9%	$2,505,059	26.4%	(11.8	) %

	Six Months Ended June 30,				%
	2013		2012		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$2,818,989	24.6%	$3,339,039	26.9%	(15.6	) %
Amorphous Alloy Transformer	1,091,246	25.6%	1,003,388	23.2%	8.8%
Total:	$3,910,235	24.8%	$4,342,427	25.9%	(10.0	) %

Gross profit decreased $294,772 or 11.8% and $432,192 or 10.0% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods of 2012. The decreases of gross profit were primarily due to the lower sales from amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) decreased 1.5 percentage points to 24.9% in the second quarter of 2013 from 26.4% in the second quarter of 2012, and decreased 1.1 percentage points to 24.8% in the first half of 2013 from 25.9% in the first half of 2012. This was mainly due to the lower gross profit margin of amorphous alloy cores caused by its average selling prices decreased to a greater extent than the average cost of its primary raw material.

Selling, General and Administrative Expenses
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expenses	$524,890	$497,553	5.5%	$920,804	$1,032,140	-10.8%
% of Revenue	5.9%	5.2%		5.9%	6.2%

Selling, general, and administrative (“SG&A”) expenses increased by $27,337 or 5.5% and decreased by $111,336 or 10.8% during the quarter and six months ended June 30, 2013, respectively, compared to the same periods of 2012.

The higher SG&A expenses in dollars and as a percentage of revenue in the second quarter of 2013 were primarily due to an increase in shipping expense of $66,826 resulting from selling more in-house produced alloy transformers and an increase in professional fee of $22,317, partly offset by a decrease in administrative personnel and facility expenses of $75,629 and a decrease in stock-based compensation of $4,617. The lower SG&A expenses in dollars and as a percentage of revenue in the first half of 2013 were mainly due to a decrease in administrative personnel and facility expenses of $154,094 resulting from lower salary and lower director and officer insurance expenses and a decrease in professional fee of $48,783 resulting from lower investor relations expense, partly offset by an increase in shipping expense of $59,613 and an increase in sales related tax levy of $40,371.

Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income taxes	$300,217	$346,106	$544,404	$606,110
Effective tax rate	17.8%	16.9%	18.2%	18.1%

The decrease in the income taxes for the quarter and six months ended June 30, 2013 compared to the same periods of 2012 was mainly due to the lower taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rates as a percentage of consolidated net income before income taxes was higher than 15%, Zhongxi’s reduced income tax rate, because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

Our Chinese operating company, Zhongxi, was initially subject to a 25% standard enterprise income tax in China. However, subsequently due to Zhongxi’s high-tech enterprise status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi tax exemptions for the years ended December 31, 2005 and 2004, respectively, and a reduced tax rate of 15% as long as Zhongxi meets the high-tech enterprise qualification.

Net Income

For the quarter ended June 30, 2013, net income was $1,390,004 compared to $1,696,684 for the corresponding period of 2012, a decrease of $306,680 or 18.1%. The decrease in net income was mainly due to the lower gross profit, higher SG&A expenses and lower other income, offset by lower income taxes.

For the six months ended June 30, 2013, net income was $2,449,918 compared to $2,739,044 for the corresponding period of 2012, a decrease of $289,126 or 10.6%. The decrease in net income was mainly due to the lower gross profit and lower other income, offset by lower SG&A expenses and lower income taxes.

Liquidity and Capital Resources

We have funded our operations and capital expenditures using cash generated from operations. We will continue our investment in the development and enhancement of the production facilities for amorphous alloy cores and transformers. We intend to use cash generated from operations to meet such commitments. We believe our existing cash will be sufficient to maintain our operations at the present level for at least the next 12 months.

The following table summarizes our liquidity and capital resources for the periods presented:

	June 30, 2013	December 31, 2012
Cash	$29,236,104	$21,983,641
Working capital	$35,346,311	$31,629,113
Stockholders' equity	$44,917,210	$41,587,635

The following table shows cash flows for the periods presented.

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$6,765,176	$1,949,244
Net cash used in investing activities	(7,183)	(852)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	494,470	144,499
Net increase in cash	$7,252,463	$2,092,891

Operating activities:

For the six months ended June 30, 2013, net cash provided by operating activities was $6,765,176. This was primarily due to net income of $2,449,918, adjusted by non-cash related expenses including depreciation and amortization of $599,787 and stock-based compensation of $3,816, then increased by favorable changes in working capital of $3,711,655. The favorable changes in working capital mainly resulted from a decrease in accounts receivable of $4,045,853 as some prior period accounts receivable got collected, a decrease in prepaid expenses and other receivables of $287,668 and an increase in account payable of $571,859, partly offset by an increase in inventory of $621,658 and a decrease in other payables and advance from customers of $546,931.

For the six months ended June 30, 2012, net cash provided by operating activities was $1,949,244. This was primarily due to net income of $2,739,044, adjusted by non-cash related expenses including depreciation and amortization of $553,283, stock-based compensation of $20,650 and reversal of impairment on advance to suppliers of $20,001, then reduced by unfavorable changes in working capital of $1,343,732. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $1,622,645 due to granting extended payment terms to customers that resulted in a longer collection period, an increase in inventory of $301,245 and a decrease in accounts payable of $270,155, partly offset by a decrease in prepaid expenses and other receivables of $677,070 and an increase in other payables and advance from customers of $143,785.

Investing activities:

Net cash used in investing activities was due to the acquisition of equipment of $7,183 and $852 for the six months ended June 30, 2013 and 2012 respectively.

Contractual Obligations

As of June 30, 2013, we prepaid $215,447 for the land use right of the new plant in the Jingyang Yongle Industrial Zone and are obligated to pay the remaining balance of $113,393 upon receiving the land use right certificate.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4.       Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation and subject to the foregoing, the Certifying Officers concluded that as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to such Certifying Offiers by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2013.

Item 1A.    Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended June 30, 2013; nor did the Company repurchase any of its equity securities during the same fiscal period.

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

China Power Equipment, Inc.

Date: August 12, 2013	By: /s/ Yongxing Song
Name: Yongxing Song
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2013	By: /s/ Elaine Zhao
Name: Elaine Zhao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase