Form 10-Q
period 2013-09-30
China Power Equipment, Inc.
filed 2013-11-14
CIK 1418134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2013, the Company had 19,602,557 shares of common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
China Power Equipment, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$31,755,479	$21,983,641
Restricted cash (Note 3)	228,045	-
Accounts receivable, net	6,117,544	10,104,736
Inventory (Note 4)	882,025	135,229
Prepaid expenses and other receivables (Note 5)	2,946,760	3,014,017
Total Current Assets	41,929,853	35,237,623

Property, plant and equipment, net (Note 6)	8,382,203	8,734,845
Intangible assets, net (Note 7)	203,905	243,790
Deposit on contract rights (Note 8)	714,565	993,496
Prepaid capital lease (Note 10)	101,177	103,010
Total Assets	$51,331,703	$45,312,764

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,149,429	$1,886,413
Other payables and advances from customers	716,690	1,194,936
Lease payable - current portion (Note 10)	3,248	3,164
Short-term loan (Note 9)	65,153	63,452
Income taxes payable	479,577	460,545
Total Current Liabilities	4,414,097	3,608,510

Long-term Liabilities
Lease payable - noncurrent portion (Note 10)	119,746	116,619
Total Long-term Liabilities	119,746	116,619

Total Liabilities	4,533,843	3,725,129

Stockholders' Equity
Series B convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,102,000 shares issued and outstanding at September 30, 2013 and December 31, 2012 (Note 11)	4,102	4,102
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	-	-
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 19,602,557 and 19,522,557 shares issued and outstanding at September 30, 2013 and December 31, 2012 (Note 11)	19,603	19,523
Additional paid in capital	25,878,364	25,874,629
Statutory surplus reserve fund (Note 13)	2,415,732	2,415,732
Retained earnings	14,409,745	10,328,155
Accumulated other comprehensive income	4,070,314	2,945,494
Total stockholders' equity	46,797,860	41,587,635

Total Liabilities and Stockholders' Equity	$51,331,703	$45,312,764

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net	$9,129,507	$10,675,377	$24,866,878	$27,421,060
Cost of goods sold	(6,865,019)	(7,822,520)	(18,692,155)	(20,225,776)
Gross profit	2,264,488	2,852,857	6,174,723	7,195,284

Selling, general and administrative expenses	317,262	353,678	1,238,066	1,385,818

Net income from operations	1,947,226	2,499,179	4,936,657	5,809,466

Other income (expenses)
Other income	8,115	-	8,115	31,707
Other expenses	(5)	(11)	(70)	(4,811)
Interest income	11,454	4,858	16,410	15,697
Interest expense	-	-	-	(2,879)
Total other income	19,564	4,847	24,455	39,714

Net income before income taxes	1,966,790	2,504,026	4,961,112	5,849,180

Income taxes (Note 14)	335,118	412,625	879,522	1,018,735

Net income	$1,631,672	$2,091,401	$4,081,590	$4,830,445

Other Comprehensive Income
Change in foreign currency translation adjustment	248,977	(56,471)	1,124,820	172,796
Comprehensive income	$1,880,649	$2,034,930	$5,206,410	$5,003,241

Earnings per share - basic (Note 12)	$0.08	$0.11	$0.21	$0.25
Earnings per share - diluted (Note 12)	$0.07	$0.09	$0.17	$0.20

Weighted average common shares outstanding:
Basic	19,602,557	19,459,680	19,560,652	19,445,415
Diluted	23,789,436	23,671,770	23,747,531	23,657,641

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$4,081,590	$4,830,445
Adjustments to reconcile net income to net cash:
Depreciation and amortization expense	940,044	841,720
Stock-based compensation	3,816	29,083
Reversal of provision of impairment on advance to suppliers	-	(20,001)
Changes in operating assets and liabilities:
Accounts receivable	4,196,881	(5,206,039)
Inventory	(729,514)	(539,547)
Prepaid expenses and other receivables	140,437	(1,813,974)
Accounts payable	1,208,635	462,497
Other payables and advance from customers	(502,969)	47,445
Income taxes payable	7,772	96,646
Net cash provided by (used in) operating activities	9,346,692	(1,271,725)

Cash Flows from Investing Activities
Addition in plant and equipment	(7,183)	(3,557)
Net cash (used in) investing activities	(7,183)	(3,557)

Cash Flows from Financing Activities
Restricted cash	(228,045)	-
Net cash (used in) financing activities	(228,045)	-

Effect of exchange rate changes on cash and cash equivalents:	660,374	107,504

Increase (decrease) in cash and cash equivalents	9,771,838	(1,167,778)
Cash and cash equivalents, beginning of period	21,983,641	23,090,102
Cash and cash equivalents, end of period	$31,755,479	$21,922,324

Supplemental disclosure of cash flow information
Interest paid in cash	$-	$2,879
Income taxes paid in cash	$871,750	$922,090

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$48
Issuance of restricted stocks to officer	$80	$-

The accompanying notes are an integral part of these financial statements.

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements
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

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
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

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but at times, the amount may exceed the federally insured limit. As of September 30, 2013, cash of $28,791,490 was maintained with one single financial institution in the PRC.  In common with local practice, such amount is not insured or otherwise protected should this financial institution be unable to meet its liabilities. There has been no history of credit losses. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

During the nine months ended September 30, 2013 and 2012, all revenues of the Company represented net sales of amorphous alloy core and transformers. No financial information by business segment is presented. Furthermore, as all revenues are derived from the PRC, no geographic information by geographical segment is presented.  In addition, all tangible and intangible assets are located in the PRC.

Recent Accounting Pronouncements
As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 3 – RESTRICTED CASH

The restricted cash serves as collateral for a one-off irrevocable letter of credit granted to the Company for importing amorphous alloy strip.

NOTE 4 – INVENTORY

Inventory consists of:

	September 30,	December 31,
	2013	2012

Raw materials	$729,418	$66,583
Work in progress	17,511	20,190
Finished goods	135,096	48,456

Total inventory	$882,025	$135,229

NOTE 5 – PREPAID EXPENSES AND OTHER RECEIVABLES

At September 30, 2013 and December 31, 2012, prepaid expenses and other receivables include a performance bond of $2,368,147 and $2,306,313 respectively for a highway construction project.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	September 30,	December 31,
	2013	2012

Plant and office building	$6,860,638	$6,681,503
Machinery and production equipment	4,825,460	4,692,387
Automobile	132,135	128,685
Office equipment	56,214	54,746
Total	11,874,447	11,557,321
Less: accumulated depreciation	(3,492,244)	(2,822,476)

Property, plant and equipment, net	$8,382,203	$8,734,845

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30,	December 31,
	2013	2012

Technical know-how	$244,323	$237,944
Amorphous Transformer Technique	374,630	364,848
Total	618,953	602,792
Less: accumulated amortization	(415,048)	(359,002)

Intangible assets, net	$203,905	$243,790

On June 18, 2009, Zhongxi purchased an amorphous transformer aluminum wire technology for $244,324. The technology is being amortized over 10 years based on estimated useful life.

On April 14, 2005, Zhongxi purchased technical know-how from Xi’an Northwest Industry University Gaoshang Science & Technology Co., Ltd for $81,441. The technical know-how is being amortized over 10 years based on useful life estimation.

On September 2, 2004, Zhongxi purchased technical know-how from Xi'an Amorphous Alloy Science And Technology Co., Ltd. (“Alloy Science”), which is a related party of the Company, with common owners and directors for $162,882. The technical know-how is being amortized over 10 years based on useful life estimation.

On July 24, 2004, Zhongxi purchased amorphous transformer core manufacturing technology from Advanced Technology & Materials Co., Ltd. (“AT&M”) for $130,306.  The technology is being amortized over 10 years based on useful life estimation.

The estimated future amortization expenses related to intangible assets as of September 30, 2013 are as follows:

Years Ending December 31,
2013	$15,474
2014	56,466
2015	38,676
2016	32,208
2017	24,432
Thereafter	36,649

NOTE 8 – CONTRACT RIGHTS DEPOSIT

The contract right was purchased from AT&M for $1,465,941 (RMB9,000,000) to guarantee the supply of amorphous raw material for 5 years starting from the first date of supplying raw material by AT&M. The contract rights deposit is amortized based on the proportion of actual purchase quantity to the estimated total purchase quantity over the 5-year period starting from the date of first purchase from AT&M.

In the nine months ended September 30, 2013 and 2012, $302,604 and $215,224 of the contract rights deposit were amortized and recorded in cost of goods sold, respectively.

The Company conducted the evaluation for the impairment of the asset at September 30, 2013 and concluded that no impairment is needed to be recorded as of the date of evaluation.

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 9 – SHORT-TERM LOAN

On December 28, 2006, the Company signed a loan agreement with Xi’an New City District Science & Technology Bureau to borrow approximately $65,153 (RMB400,000) at 5% stated annual interest rate. The loan is repayable on demand.

NOTE 10 –CAPITAL LEASES AND COMMITMENTS

CAPITAL LEASES

The Company is currently leasing a factory from Zhongxi Zhengliu Dianlu Transformer Co., Ltd.  The term of the lease runs for a period of 24 years beginning January 1, 2005. The lease agreement contains ownership transfer terms at the end of the lease and calls for annual rent payments in the amount of approximately $3,248 for the year ending December 31, 2013 and annual rent payments are expected to increase every year by at least 10% until the expiration of the agreement.

As a result, approximately $154,788 (RMB 950,308) was recorded as leased assets on January 1, 2005 when the lease commenced based on the 10% discounted factor. The lease was classified as a capital lease since a majority of the useful life would be used by the Company. The net leased asset amount was $101,177 and $103,010 as of September 30, 2013 and December 31, 2012, respectively.

Future minimum lease payments as of September 30, 2013 are as follows based on the 10% discounted factor:

For the period ending December 31:
2013	$3,248
2014	3,593
2015	3,974
2016	4,395
2017	4,861
Thereafter	102,923
Less Current Portion	(3,248)
Long Term Portion	$119,746

CAPITAL COMMITMENTS

As of September 30, 2013 and December 31, 2012, the Company had capital commitments to acquire land use right of $114,018 and $111,041, respectively.

OPERATING LEASE

The Company is committed to a lease for its office in Xi’an, PRC expiring on September 19, 2014. Minimum lease payments of $5,049 are required for the year ending December 31, 2013.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series B Convertible Preferred Stock
In a private placement closed on December 2, 2009, the Company issued an aggregate of 4,166,667 shares of its series B convertible preferred stock, par value $0.001 per share (the “Series B Preferred Stock”), with attached warrants (the “Warrants”) to purchase a total of 1,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to a number of accredited investors (the “Buyers”), in consideration of an aggregate purchase price of $5,000,000 (the “Private Placement”). The Series B Preferred Stock is convertible into 4,166,667 shares of Common Stock. There has not been any movement during the nine months ended September 30, 2013. At September 30, 2013 and December 31, 2012, 4,102,000 shares are outstanding.

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Series B Preferred Stock does not pay annual dividends and shall not have any voting rights except as required by law. In case of the liquidation, the holders of shares of Series B Preferred Stock then outstanding are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Common Stock

At September 30, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized of which 19,602,557 and 19,522,557 shares issued and outstanding at par value $0.001 per share.

During the nine months ended September 30, 2013, 80,000 shares were issued as stock-based compensation to the officer of the Company. (Restricted stock awards)

Warrants

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

Stock Options

The following table summarizes the activities for the Company’s options for the nine months ended September 30, 2013:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)
Balance at December 31, 2012	25,000	$0.23	1.5
Balance at September 30, 2013	25,000	$0.23	0.7
Vested and exercisable as of September 30, 2013	25,000	$0.23	0.7

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at September 30, 2013 and the related exercise price of the underlying options, was $5,500 for outstanding and exercisable options as of September 30, 2013.

At September 30, 2013, there was no unrecognized compensation cost related to outstanding stock options.

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

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Restricted stock awards

The Company has granted RSAs to certain officers of the Company for their services provided to the Company.

The following table summarizes the activities for the Company’s unvested RSAs for the nine months ended September 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per share
Unvested at December 31, 2012	40,000	$0.42
Granted	43,636	$0.55
Vested	(83,636)	$0.49
Unvested at September 30, 2013	-

As of September 30, 2013, there was no unrecognized compensation cost related to RSAs.

During the nine months ended September 30, 2013, the Company granted 43,636 RSAs to a director for services provided.

The Company has granted 246,513 RSAs (both vested and unvested in aggregate). Out of 246,513 vested RSAs, 172,877 shares of restricted stock were issued as of September 30, 2013.

For the nine months ended September 30, 2013 and 2012, stock-based compensation expense of $3,816 and $29,083 respectively was included in general and administrative expenses.

NOTE 12 -EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic earnings per share:
Numerator:
Net income used in computing basic earnings per share	$1,631,672	$2,091,401	$4,081,590	$4,830,445

Denominator:
Weighted average common shares outstanding	19,602,557	19,459,680	19,560,652	19,445,415
Basic earnings per share	$0.08	$0.11	$0.21	$0.25

Diluted earnings per share:
Numerator:
Net income used in computing diluted earnings per share	$1,631,672	$2,091,401	$4,081,590	$4,830,445

Denominator:
Weighted average common shares outstanding	19,602,557	19,459,680	19,560,652	19,445,415
Weighted average effect of dilutive securities:
Convertible preferred stocks	4,102,000	4,102,000	4,102,000	4,116,265
Stock warrants, options and awards	84,879	110,090	84,879	95,961
Shares used in computing diluted earnings per share	23,789,436	23,671,770	23,747,531	23,657,641
Diluted earnings per share	$0.07	$0.09	$0.17	$0.20

Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 13 – STATUTORY SURPLUS RESERVE FUND

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

The Company has appropriated $2,415,732 as reserve for the statutory surplus reserve requirement as of September 30, 2013 and December 31, 2012 which amount has reached 50% of the Company’s registered capital.

NOTE 14 – INCOME TAXES

China Power was incorporated in the United States of America (“USA”) and the Company has operations in two tax jurisdictions - the USA and the PRC. The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2013 and 2012 and has recorded income tax provision for the periods.

The Company’s China operation is subject to the PRC standard enterprise income tax rate of 25% based on its taxable net profit. However, due to its high technology products status, the National Tax Bureau in Xi’an High-Tech Development Zone granted Zhongxi the annual tax exemptions for the years ended December 31, 2005 and 2004 and a reduced tax rate of 15% for the nine months ended September 30, 2013 and 2012 as long as Zhongxi meets the high-tech enterprise qualification.

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

For the nine months ended September 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

China Power Equipment, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
(Unaudited)

NOTE 16 – CONCENTRATION

For the nine months ended September 30, 2013, three suppliers accounted for 85% of the Company’s total purchases and three customers accounted for 25% of the Company’s total revenue. The loss of any of these suppliers and customers could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 17 – SUBSEQUENT EVENTS

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

Results of Operations

Comparison of Operating Results for the Three-Month and Nine- Month Periods Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,				%
	2013		2012		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$7,119,617	78.0%	$7,376,245	69.1%	(3.5	) %
Amorphous Alloy Transformer	2,009,890	22.0%	3,299,132	30.9%	(39.1	) %
Total:	$9,129,507	100.0%	$10,675,377	100.0%	(14.5	) %

	Nine Months Ended September 30,				%
	2013		2012		change
	Revenue	%	Revenue	%
Amorphous Alloy Core	$18,601,026	74.8%	$19,805,977	72.2%	(6.1	) %
Amorphous Alloy Transformer	6,265,852	25.2%	7,615,083	27.8%	(17.7	) %
Total:	$24,866,878	100.0%	$27,421,060	100.0%	(9.3	) %

Total revenues decreased $1,545,870 or 14.5% and $2,554,182 or 9.3% during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. The decrease in the quarter was primarily due to the lower average selling prices of amorphous alloy cores and fewer units of amorphous alloy transformers sold, partly offset by higher average unit prices of amorphous alloy transformers. The decrease in the first nine months of 2013 was mainly due to the lower average selling prices of amorphous alloy cores and transformers and fewer units of amorphous alloy transformers sold.

During the quarter and nine months ended September 30, 2013, the average selling prices per ton of amorphous alloy cores were 9.3% and 7.5% lower, respectively, compared with the same periods of 2012. The lower average prices of amorphous alloy cores were mainly due to an increased percentage of lower priced amorphous alloy cores made of domestic amorphous alloy strip in the sales mix.

During the quarter and nine months ended September 30, 2013, the average selling prices per unit of amorphous alloy transformers were 10.7% higher and 4.8% lower, respectively, compared with the same periods of 2012. The higher average unit prices of amorphous alloy transformers in the quarter was mainly due to more units of higher priced high capacity alloy transformers sold.  The lower average unit prices of amorphous alloy transformers in the first nine months of 2013 were primarily due to more units of lower priced low capacity alloy transformers sold in the first quarter when we fulfilled orders from the oil field.

Cost of Goods Sold

	Three Months Ended September 30,				%
	2013		2012		change
	COGS	%	COGS	%
Amorphous Alloy Core	$5,376,238	78.3%	$5,400,730	69.0%	(0.5	) %
Amorphous Alloy Transformer	1,488,781	21.7%	2,421,790	31.0%	(38.5	) %
Total:	$6,865,019	100.0%	$7,822,520	100.0%	(12.2	) %

	Nine Months Ended September 30,				%
	2013		2012		change
	COGS	%	COGS	%
Amorphous Alloy Core	$14,038,658	75.1%	$14,491,423	71.6%	(3.1	) %
Amorphous Alloy Transformer	4,653,497	24.9%	5,734,353	28.4%	(18.8	) %
Total:	$18,692,155	100.0%	$20,225,776	100.0%	(7.6	) %

Cost of goods sold decreased $957,501 or 12.2% and 1,533,621 or 7.6% during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. This was mainly due to the average prices of primary raw material stayed low in the third quarter of 2013. Fewer units of amorphous alloy transformers sold in the quarter and the first nine months of 2013 also contributed to the lower cost of goods sold.

The average purchase prices of the primary raw material, amorphous alloy strip, decreased 6.2% and 4.4% in the third quarter and the first nine months of 2013, respectively, compared to the same periods of 2012. The decrease in the quarter was primarily due to the import of some amorphous alloy strip in lower prices. We purchased some old model amorphous alloy strip from Advanced Technology & Materials Co., Ltd. (“AT&M”) at discounted prices in the second quarter of 2013 which also contributed to the lower average purchase prices in the first nine months of 2013.

Gross Profit

	Three Months Ended September 30,				%
	2013		2012		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$1,743,379	24.5%	$1,975,515	26.8%	(11.8	) %
Amorphous Alloy Transformer	521,109	25.9%	877,342	26.6%	(40.6	) %
Total:	$2,264,488	24.8%	$2,852,857	26.7%	(20.6	) %

	Nine Months Ended September 30,				%
	2013		2012		change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Amorphous Alloy Core	$4,562,368	24.5%	$5,314,554	26.8%	(14.2	) %
Amorphous Alloy Transformer	1,612,355	25.7%	1,880,730	24.7%	(14.3	) %
Total:	$6,174,723	24.8%	$7,195,284	26.2%	(14.2	) %

Gross profit decreased $588,369 or 20.6% and $1,020,561 or 14.2% during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. The decreases of gross profit were primarily due to the lower sales from amorphous alloy cores and transformers.

The gross profit margin (gross profit as a percent of total revenues) decreased 1.9 percentage points to 24.8% in the third quarter of 2013 from 26.7% in the third quarter of 2012, and decreased 1.4 percentage points to 24.8% in the first nine months of 2013 from 26.2% in the first nine months of 2012. This was mainly due to the lower gross profit margin of amorphous alloy cores caused by its average selling prices decreased to a greater extent than the average cost of its primary raw material.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expenses	$317,262	$353,678	(10.3)%	$1,238,066	$1,385,818	(10.7)%
% of Revenue	3.5%	3.3%		5.0%	5.1%

Selling, general, and administrative (“SG&A”) expenses decreased by $36,416 or 10.3% and decreased by $147,752 or 10.7% during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.

The lower SG&A expenses in dollars in the third quarter of 2013 were primarily due to a decrease in administrative facility expense of $22,389, a decrease in stock-based compensation of $8,433 and a decrease in profession fee of $6,077. The lower SG&A expenses in dollars in the first nine months of 2013 were mainly due to a decrease in administrative personnel and facility expenses of $171,380 resulting from lower salary and lower director and officer insurance expenses and a decrease in professional fee of $54,860 resulting from lower investor relations expense, partly offset by an increase in shipping expense of $59,613 and an increase in sales related tax levy of $35,333. The increase in shipping expense was mainly due to a higher percentage of long-distance customers and the freight for amorphous alloy transformers covered by Zhongxi.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income taxes	$335,118	$412,625	$879,522	$1,018,735
Effective tax rate	17.0%	16.5%	17.7%	17.4%

The decrease in the income taxes for the quarter and nine months ended September 30, 2013 compared to the same periods of 2012 was mainly due to the lower taxable income from Zhongxi which is taxed as a separate legal entity.  The effective tax rates as a percentage of consolidated net income before income taxes was higher than 15%, Zhongxi’s reduced income tax rate, because the general and administrative expenses incurred by us in the United States are not tax deductible against Zhongxi’s taxable income.  This resulted in a higher overall effective tax rate compared to what would be expected based on the consolidated operating results because the income taxes are calculated based on Zhongxi’s taxable income alone without taking the expenses of the other division into account.

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

Net Income

For the quarter ended September 30, 2013, net income was $1,631,672 compared to $2,091,401 for the corresponding period of 2012, a decrease of $459,729 or 22.0%. The decrease in net income was mainly due to the lower gross profit, offset by lower SG&A expenses, higher other income and lower income taxes.

For the nine months ended September 30, 2013, net income was $4,081,590 compared to $4,830,445 for the corresponding period of 2012, a decrease of $748,855 or 15.5%. The decrease in net income was mainly due to the lower gross profit and lower other income, offset by lower SG&A expenses and lower income taxes.

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

The following table summarizes our liquidity and capital resources for the periods presented:

	September 30, 2013	December 31, 2012
Cash and restricted cash	$31,983,524	$21,983,641
Working capital	$37,515,756	$31,629,113
Stockholders' equity	$46,797,860	$41,587,635

The following table shows cash flows for the periods presented.

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$9,346,692	$(1,271,725)
Net cash (used in) investing activities	(7,183)	(3,557)
Net cash (used in) financing activities	(228,045)	-
Effect of exchange rate changes on cash	660,374	107,504
Net increase in cash	$9,771,838	$(1,167,778)

Operating activities:

For the nine months ended September 30, 2013, net cash provided by operating activities was $9,346,692. This was primarily due to net income of $4,081,590, adjusted by non-cash related expenses including depreciation and amortization of $940,044 and stock-based compensation of $3,816, then increased by favorable changes in working capital of $4,321,242. The favorable changes in working capital mainly resulted from a decrease in accounts receivable of $4,196,881 as some prior period accounts receivable got collected and an increase in account payable of $1,208,635, partly offset by an increase in inventory of $729,514 and a decrease in other payables and advance from customers of $502,969.

For the nine months ended September 30, 2012, net cash used by operating activities was $1,271,725. This was primarily due to net income of $4,830,445, adjusted by non-cash related expenses including depreciation and amortization of $841,720, stock-based compensation of $29,083 and reversal of impairment on advance to suppliers of $20,001, then reduced by unfavorable changes in working capital of $6,952,972. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $5,206,039 due to granting extended payment terms to customers that resulted in a longer collection period, an increase in prepaid expenses and other receivables of $1,813,974 due to a performance bond for a highway construction project and an increase in inventory of $539,547, partly offset by an increase in accounts payable of $462,497.

Investing activities:

Net cash used in investing activities was due to the acquisition of equipment of $7,183 and $3,557 for the nine months ended September 30, 2013 and 2012 respectively.

Financing activities

Net cash used in financing activities was due to an increase in restricted cash of $228,045. The restricted cash serves as collateral for a one-off irrevocable letter of credit granted to the Company for importing amorphous alloy strip.

Contractual Obligations

As of September 30, 2013, we prepaid $216,633 for the land use right of the new plant in the Jingyang Yongle Industrial Zone and are obligated to pay the remaining balance of $114,018 upon receiving the land use right certificate.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.       Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended  September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2013.

Item 1A.    Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2013; nor did the Company repurchase any of its equity securities during the same fiscal period.

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

China Power Equipment, Inc.

Date: November 14, 2013                                                    By:           /s/ Yongxing Song
Name: Yongxing Song
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013                                                     By:           /s/ Elaine Zhao
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